Form 10-Q
period 2021-03-31
Austerlitz Acquisition Corp II
filed 2021-05-17
CIK 1839191

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-40112

AUSTERLITZ ACQUISITION CORPORATION II

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583275
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1701 Village Center Circle, Las Vegas, Nevada	89134
(Address of principal executive offices)	(Zip Code)

(702) 323-7330

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share and one-fourth of one Warrant	ASZ.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	ASZ	New York Stock Exchange
Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	ASZ WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐     NO  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐

As of May 14, 2021, there were 138,000,000 Class A ordinary shares, 29,571,428 Class B ordinary shares and 29,571,428 Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

AUSTERLITZ ACQUISITION CORPORATION II

CONDENSED BALANCE SHEET

(Unaudited)

March 31, 2021
ASSETS
Cash	$420,943
Prepaid expenses	477,974

Total current assets	898,917
Other assets	528,591
Cash held in trust account	1,380,000,000

Total assets	$1,381,427,508

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	$12,500
Accrued offering costs	283,000

Total current liabilities	295,500
Warrant liability	94,761,999
Deferred underwriting fee payable	48,300,000

Total liabilities	143,357,499
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 123,307,000 at $10.00 per share	1,233,070,001
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 stocks authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 800,000,000 shares authorized 14,693,000 shares issued and outstanding (excluding 123,307,000 shares subject to possible redemption), actual and as adjusted, respectively	1,469
Class B ordinary shares, $0.0001 par value, 80,000,000 shares authorized; 29,571,428 shares issued and outstanding, actual	2,957
Class C ordinary shares, $0.0001 par value, 80,000,000 shares authorized; 29,571,428 shares issued and outstanding, actual	2,957
Additional paid-in capital	16,139,846
Accumulated deficit	(11,147,221)

Total shareholders’ equity	5,000,008

Total Liabilities and Shareholders’ Equity	$1,381,427,508

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021
Formation costs	$5,000
General and administrative	68,850

Loss from operations:	(73,850)
Other expense:
Offering costs allocated to warrant liability	3,181,372
Loss on change in fair value of warrant liability	7,891,999

Net loss	$(11,147,221)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	138,000,000

Basic and diluted net income per ordinary share, Class A	$—

Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	59,142,856

Basic and diluted net loss per Class B and Class C ordinary share	$(0.19)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II

STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Class C Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 5, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	29,571,428	2,957	—	—	9,543	—	12,500
Issuance of Class C ordinary shares to Sponsor	—	—	—	—	29,571,428	2,957	9,543	—	12,500
Sale of Units in initial public offering, less fair value of public warrants	138,000,000	13,800	—	—	—	—	1,322,716,200	—	1,322,730,000
Offering costs	—	—	—	—	—	—	(73,537,770)	—	(73,537,770)
Class A ordinary shares subject to possible redemption	(123,307,000)	(12,331)	—	—	—	—	(1,233,057,670)	—	(1,233,070,001)
Net loss	—	—	—	—	—	—	—	(11,147,221)	(11,147,221)

Balance, March 31, 2021	14,693,000	$1,469	29,571,428	$2,957	29,571,428	$2,957	$16,139,846	$(11,147,221)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities
Net loss	$(11,147,221)
Adjustments to reconcile net loss to net cash used in operating activities
Offering costs allocated to warrant liability	3,181,372
Loss on change in fair value of warrant liability	7,891,999
Payment of formation costs through issuance of Class B and C ordinary shares	5,000
Changes in operating assets and liabilities
Prepaid expenses	(477,974)
Other assets	(528,591)
Accrued expenses	12,500

Net cash used in operating activities	(1,062,915)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,380,000,000)

Net cash used in Investing Activities:	(1,380,000,000)

Cash Flows from Financing Activities
Proceeds from sale of Units, net of deferred underwriting discounts paid	1,352,400,000
Proceeds from Private Placement Warrants	29,600,000
Repayment of promissory note - related party	(388,152)
Payment of other offering costs	(127,990)

Net cash provided by financing activities	1,381,483,858

Net increase in cash	420,943
Cash - beginning of period	—

Cash - end of period	$420,943

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$1,235,359,824

Initial classification of warrant liability	$92,592,666

Deferred offering costs included in accrued offering costs	$283,000

Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related party	$25,000

Deferred offering costs paid through promissory note - related party	$373,152

Deferred underwriting fees payable	$48,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Austerlitz Acquisition Corporation II (the “Company”) was incorporated as a Cayman Island exempted company on January 5, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). The Company’s sponsor is Austerlitz Acquisition Sponsor, LP II (the “Sponsor”).

As of March 2, 2021, the Company had not yet commenced operations. All activity for the period from January 5, 2021 (inception) through March 2, 2021 relates to the Company’s formation and the initial public offering, which is described below. The Company has selected December 31 as its fiscal year end.

On March 2, 2021, the Company consummated its initial public offering (the “IPO”) of 138,000,000 units (the “Units”), including 18,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $1,380,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company completed a private sale of an aggregate 19,733,333 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to Cannae Holdings, LLC generating aggregate gross proceeds to the Company of $29,600,000, which is described in Note 4.

Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in March 2021. Offering costs of $3,181,372 were allocated to warrant liabilities and expensed as incurred.

Following the closing of the IPO on March 2, 2021, an amount of $1,380,000,000 ($10.00 per Unit) of the proceeds from the IPO were placed in a U.S.-based trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account, if any, that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of a Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the IPO, subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account) at the time the Company signs a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Alignment Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and not to convert any shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Alignment Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the public shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Alignment Shares if the Company fails to consummate a Business Combination.

The Company will have until 24 months from the closing of the IPO (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Alignment Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 1, 2021 and with the audited balance sheet (as restated below) included in the Current Report on Form 8-K filed by the Company with the SEC on March 8, 2021. Unless otherwise noted in this Quarterly Report, there have been no material changes to the notes from the audited balance sheet filed with the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Immaterial Correction of Error in Prior Financial Statement

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for our Warrants (as defined in Note 3) under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in shareholders’ equity. Because the Warrants meet the definition of a derivative under ASC 815-40, the Company revised the balance sheet dated March 2, 2021 to classify the Warrants as liabilities at fair value, with subsequent changes in their fair values to be recognized in the statement of operations at each reporting date.

The Company’s prior accounting treatment for the Warrants was equity classification rather than as derivative liabilities. Accounting for the Warrants as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants at their fair value each reporting period and record the changes in such value in the unaudited condensed statement of operations. Accordingly, the Company has revised the value and classification of the Warrants in the financial statements included herein (“Revision”). The Revision did not impact the Company’s cash, total shareholders’ equity, operating expense, net loss, or cash flows.

Subsequent to the Company’s Current Report on Form 8-K filed on March 2, 2021, the Company identified and corrected the following errors in connection with the preparation of the financial statement for the 8-K balance sheet as of March 2, 2021:

	As of March 2, 2021
	As Reported	As Revised	Difference
Balance Sheet
Warrant liability	$—	$92,592,666	$92,592,666
Total Liabilities	48,607,074	141,199,740	92,592,666
Class A common stock subject to possible redemption	1,327,952,490	1,235,359,824	(92,592,666)
Class A common stock, $0.0001 par value	520	1,535	1,015
Additional paid-in capital	5,006,505	13,909,528	8,903,023
Accumulated deficit	(12,938)	(8,916,976)	(8,904,038)
Total Stockholder’s Equity	5,000,001	5,000,001	—

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date unless exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the warrant liabilities.

Cash Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in cash.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 Distinguishing Liabilities from Equity. Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Accordingly, at March 31, 2021, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 2, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of March 31, 2021, the carrying values of cash, accrued expenses and accrued offering costs approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant liability.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one basis, subject to adjustment. The Class C ordinary shares will automatically convert into Class A ordinary shares at the earlier of (i) the Company meeting certain share price performance thresholds following the completion of the Company’s Business Combination, and (ii) subsequent to the completion of a Business Combination, the date on which the Company complete a merger, share exchange, reorganization or other similar transaction that results in both a change of control and all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, in each case, on a one-for-one basis, subject to adjustment.

The Class C ordinary shares will automatically convert into Class A ordinary shares at the earlier of (i) a time after the completion of a Business Combination in which the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period equals or exceeds $15.25 if occurring before the third anniversary of a Business Combination, $23.00 if occurring before the sixth anniversary of a Business Combination or $35.00 if occurring before the ninth anniversary of a Business Combination, and (ii) subsequent to the completion of the Business Combination, the date on which the Company completes a merger, share exchange, reorganization or other similar transaction that results in both a change of control and all of its public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, in each case, on a one-for-one basis, subject to adjustment. The Class C ordinary shares will be returned to the Company for cancellation in the event that they have not converted into Class A ordinary shares nine years after a Business Combination.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statement of operations includes a presentation of net loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for the Class A redeemable ordinary shares is calculated by dividing interest income earned on the Trust Account of $0 for the quarter ended March 31, 2021, by the weighted average number of Class A redeemable ordinary shares of 138,000,000 shares outstanding for the period. Net loss per ordinary share, basic and diluted, for Class B and Class C non-redeemable ordinary shares for the quarter ended March 31, 2021 is calculated by dividing the net loss of $11,147,221, less income attributable to the Class A redeemable ordinary shares of $0, by the weighted average number of Class B and Class C non-redeemable ordinary shares and outstanding for the period. Non-redeemable ordinary shares include the Class B Founder Shares and the Class C Alignment Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 138,000,000 Units at a purchase price of $10.00 per Unit, including 18,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Company completed the Private Placement of an aggregate 19,733,333 warrants Private Placement Warrants to Cannae Holdings, LLC generating aggregate gross proceeds to the Company of $29,600,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares and Alignment Shares

On January 4, 2021 the Sponsor paid an aggregate of $25,000 in exchange for the issuance of 19,714,286 shares of Class B ordinary shares (the “Founder Shares”) and 19,714,286 shares of Class C ordinary shares (the “Alignment Shares”). On February 25, 2021, the Sponsor received a share dividend of 9,857,142 Founder Shares and 9,857,142 Alignment Shares, resulting in there being an aggregate of 29,571,428 Founder Shares and 29,571,428 Alignment Shares outstanding. As a result of the underwriters’ election to fully exercise their over-allotment option, 3,857,143 founder shares and 3,857,153 Alignment Shares are no longer subject to forfeiture.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its (1) Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the completion of a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; and (2) Alignment Shares and any Class A ordinary shares issued upon conversion thereof until the earlier of: (A) their conversion into Class A ordinary shares; and (B) subsequent to a Business Combination, the date on which the Company completes a merger, share exchange, reorganization or other similar transaction that results in both a change in control and all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note—Related Parties

On January 5, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the completion of the IPO. The outstanding balance under the Promissory Note of $388,152 was repaid upon consummation of the IPO.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, secretarial and administrative support services. For the period from March 2, 2021 to March 31, 2021, the Company incurred and accrued $5,000 of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Alignment Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and Alignment Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the founder shares and Alignment Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $48,300,000 in the aggregate in connection with the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

On February 25, 2021, the Company entered into a forward purchase agreement (the “FPA”) with Cannae Holdings, Inc. Pursuant to the FPA, Cannae Holdings, Inc. agreed to purchase 12,500,000 Class A ordinary shares, plus an aggregate of 3,125,000 redeemable warrants to purchase one Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $125,000,000, or $10.00 for one Class A ordinary share and one-fourth of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPA will be identical to the warrants underlying the Units sold in the IPO.

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 2, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 14,693,000 Class A ordinary shares issued and outstanding, excluding 123,307,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 29,571,428 Class B ordinary shares issued and outstanding.

Class C Ordinary Shares

The Company is authorized to issue 80,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 29,571,428 Class C ordinary shares issued and outstanding.

The Class C ordinary shares will automatically convert into Class A ordinary shares at the earlier of (i) a time after the completion of a Business Combination in which the last reported sale price of Class A ordinary shares for any 20 trading days within a 30-trading day period equals or exceeds $15.25 if occurring before the third anniversary of a Business Combination, $23.00 if occurring before the sixth anniversary of a Business Combination or $35.00 if occurring before the ninth anniversary of a Business Combination, and (ii) subsequent to the completion of the Business Combination, the date on which the Company completes a merger, share exchange, reorganization or other similar transaction that results in both a change of control and all of its public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, in each case, on a one-for-one basis, subject to adjustment. The Class C ordinary shares will be returned to the Company for cancellation in the event that they have not converted into Class A ordinary shares nine years after a Business Combination.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one basis, subject to adjustment. The Class C ordinary shares will automatically convert into Class A ordinary shares at the earlier of (i) the Company meeting certain share price performance thresholds following the completion of the Company’s Business Combination, and (ii) subsequent to the completion of a Business Combination, the date on which the Company complete a merger, share exchange, reorganization or other similar transaction that results in both a change of control and all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, in each case, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in this offering and related to the closing of the Company’s initial Business Combination, except if such is the result of the conversion of the Company’s Class B ordinary shares or Class C ordinary shares, the ratio at which the Class B ordinary shares and Class C ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Class B ordinary shares and Class C ordinary shares, as applicable in each case, agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares and Class C ordinary shares will equal, in the aggregate, on an as-converted basis, 15% and 15%, respectively, of the sum of (i) the total number of the Company’s issued and outstanding ordinary shares upon completion of this offering, plus (ii) the total number of ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination (including the forward purchase shares, but not the forward purchase warrants), excluding (1) any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination, and (2) any private placement warrants issued to our sponsor or any of its affiliates upon conversion of working capital loans. Any conversion of Class B ordinary shares or Class C ordinary shares described herein will take effect as a compulsory redemption of Class B ordinary shares or Class C ordinary shares and an issuance of Class A ordinary shares as a matter of Cayman Islands law. In no event will Class B ordinary shares or Class C ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

NOTE 8. WARRANTS

Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or we permit holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. In addition, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company elects to do so, the Company will not be required to file or maintain in effect a registration statement, but it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B) 0.3611 Class A ordinary shares per whole warrant. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of shares of Class A ordinary shares;

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and the like); and

•

if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share dividends, reorganization, recapitalizations and the like) the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares and Alignment Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above adjacent to “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00” and “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

Warrant Liability

The Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Public Warrants	$—	$—	$58,650,000	$58,650,000
Private Placement Warrants	—	—	36,111,999	36,111,999

Total warrant liabilities	$—	$—	$94,761,999	$94,761,999

AUSTERLITZ ACQUISITION CORPORATION II

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants were valued using a Black Scholes Model, which is considered to be a Level 3 fair value measurement. The valuation uses a Black Scholes Option Pricing Model that is modified to reduce the value of the Private Placement Warrants for the probability of consummation of the Business Combination. The model utilizes key inputs including the probability of consummation of a Business Combination, implied volatility of the underlying securities indirectly derived based on comparable public company trading data, risk free interest rates based on US treasury rates, the expected time to consummation of a Business Combination based on the probability of consummation and expiration date of the warrants based on the contractual warrant terms. The primary unobservable input utilized in determining the fair value of the Public Warrants at issuance and as of March 31, 2021 is the probability of consummation of the Business Combination. The probability assigned to the consummation of a Business Combination was 90% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The Public Warrants were valued using a Monte Carlo Simulation, which is considered to be a Level 3 fair value measurement. The Monte Carlo Simulation model uses thousands of trials which simulate the price of underlying shares of the Company’s Class A ordinary shares over the duration of the Public Warrants. Each trial utilizes a maximum simulated price of $18.00 per Class A ordinary share which represents the price at which the Company may redeem the Public Warrants subsequent to a Business Combination. The simulation utilizes key inputs including the probability of consummation of a Business Combination, implied volatility of the underlying securities indirectly derived based on comparable public company trading data, risk free interest rates based on US treasury rates, the expected time to consummation of a Business Combination based on the probability of consummation and the time to expiration of the warrants based on the contractual warrant terms. The value of the Public Warrants is then calculated as the value implied by the difference between the future simulated price and the $11.50 exercise price of the Public Warrants. The primary unobservable input utilized in determining the fair value of the Public Warrants at issuance and as of March 31, 2021 is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 90% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.

The following table presents a summary of the changes in the fair value of the warrant liabilities:

	Public Warrant Liability	Private Placement Warrant Liability
Fair value, March 2, 2021 (issuance)	$57,270,000	$35,322,666
Loss on change in fair value (1)	1,380,000	789,333

Fair value, March 31, 2021	$58,650,000	$36,111,999

(1)	Included in Loss on change in fair value of warrant liability on the unaudited condensed statement of operations

Loss on change in fair value of warrant liability on the unaudited condensed statement of operations for the period ended March 31, 2021 also includes a loss of $5,722,666 recognized on the excess of the fair value of the Private Placement Warrants on March 2, 2021 over the cash received.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the unaudited condensed financial statements were available to be issued and has concluded that all such event that would require adjustment or disclosure have been recognized or disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Austerlitz Acquisition Corporation II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Austerlitz Acquisition Sponsor, LP II, an affiliate of Trasimene Capital Management, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC and Part II, Item 1A “Risk Factors” below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 5, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate a Business Combination using cash from the proceeds of our IPO and the Private Placement, the proceeds of the sale of our shares in connection with our a Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

The registration statement for our IPO was declared effective on February 25, 2021. On March 2, 2021, we completed our IPO of 138,000,000 Units sold to the public, including the issuance of 18,000,000 Units as a result of the underwriter’s exercise in full of its over-allotment option, at the price of $10.00 per Unit, generating gross proceeds of $1,380,000,000. Each Unit consists of one Class A ordinary share of the Company and one-fourth of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Simultaneously with the closing of our IPO, we completed the sale to Cannae Holdings, LLC of an aggregate of 19,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, generating gross proceeds of approximately $29,600,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The proceeds from the Private Placement were added to the net proceeds from the IPO held in the Trust Account.

Following our IPO, the full exercise of the over-allotment option and the Private Placement, a total of $1,380,000,000 was placed in the Trust Account. We incurred $28,359,571 in transaction costs, including $27,600,000 of underwriting fees, $48,300,000 of deferred underwriting fees and $759,571 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete its initial Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding any deferred underwriting commissions held in the Trust Account) at the time the Company signs a definitive agreement in connection with a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended.

We expect to continue to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to complete a Business Combination will be successful.

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our ability to complete our initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate our initial Business Combination in a timely manner.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and, after completing our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after completion of a Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurements of our Warrant liabilities at each reporting period.

For the period from January 5, 2021 (inception) through March 31, 2021, we had a net loss of $11,147,221, which consists of non-cash losses of $7,891,999 related to changes in the fair value of the Warrants and formation, $3,181,372 in offering costs allocated to warrant liabilities, and operating costs of $73,850.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $420,943 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants, at a price of $1.50 per warrant at the option of the lender.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

For the period from January 5, 2021 (inception) through March 31, 2021, cash used in operating activities was $1,062,915. Net loss of $11,147,221 was affected by non-cash losses of $7,891,999 related to changes in the fair value of Warrants, losses of $3,181,372 related to offering costs allocated to warrant liabilities and changes in operating assets and liabilities, which used $994,065 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities of $1,380,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee up to $5,000 for office space and administrative support services. We began incurring these fees on March 2, 2021 and will continue to incur these fees monthly until the earlier of the completion a Business Combination and our liquidation.

Refer to Note 6 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of our obligations under the Registration Rights Agreement and FPA.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity, in accordance with ASC Topic 480 Distinguishing Liabilities from Equity.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:

Warrant Liability

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the Warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified Warrants that meet all of the criteria for equity classification, such Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, such Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified Warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities.

Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. See Note 8 to our condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the warrant liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating income per share. Net income per ordinary share, basic and diluted, for the Class A redeemable ordinary shares is calculated by dividing any interest income earned on the Trust Account, net of applicable taxes, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted, for Class B and Class C non-redeemable ordinary shares is calculated by dividing the net loss for the period, less income attributable to the Class A redeemable ordinary shares, by the weighted average number of Class B and Class C non-redeemable ordinary shares outstanding for the period. Non-redeemable ordinary shares include the Class B Founder Shares and the Class C Alignment Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds received into the Trust Account, have been placed in a non-interest bearing checking account.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021, due solely to the material weakness in our internal control over financial reporting regarding the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the Revision of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on March 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In addition, we identified the following additional risks in connection with the material weakness identified in our internal control over financial reporting.

We have identified a material weakness in our internal control over financial reporting and this material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following issuance of the April 12, 2021 SEC statement (the “SEC Statement”), we reevaluated our accounting for the Warrants and concluded that, in light of the SEC Statement, it was appropriate to revise the value and classification of our Warrants as liabilities rather than equity.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC Statement was issued on April 12, 2021. As a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of March 31, 2021. This material weakness resulted in a material misstatement of our Warrant liabilities, change in fair value of Warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the affected periods.

We have implemented a remediation plan, described under Part I, Item 4 Controls and Procedures included in this Quarterly Report on Form 10-Q, to remediate the material weakness surrounding our historical presentation of our Warrants but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

Simultaneously with the consummation of the IPO, we consummated a private placement of 19,733,333 Private Placement Warrants to Cannae Holdings, LLC at a price of $1.50 per Private Placement Warrant, generating total proceeds of $29,600,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 2, 2021, we consummated our Initial Public Offering of 138,000,000 Units, inclusive of 18,000,000 Units sold pursuant to the underwriters’ election to fully exercise their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $1,467,033,450. Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. acted as the joint book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-252933). The SEC declared the registration statement effective on February 25, 2021.

Of the gross proceeds received from the Initial Public Offering, $1,380,000,000 was placed in the Trust Account.

We paid a total of $27,600,000 in underwriting discounts and commissions and $819,142 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $48,300,000 in underwriting discounts and commissions.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association. (1)

4.1	Warrant Agreement, dated March 2, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)

10.1	Investment Management Trust Agreement, dated March 2, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)

10.2	Registration Rights Agreement, dated March 2, 2021, among the Company, the Sponsor and certain other security holders named therein. (1)

10.3	Private Placement Warrants Purchase Agreement, dated February 25, 2021, between the Company and Cannae Holdings. (1)

10.4	Administrative Services Agreement, dated March 2, 2021, between the Company and Cannae Holdings, Inc. (1)

10.5	Form of Letter Agreement, dated March 2, 2021, between the Company and each of its officers and directors.

10.6	Form of Letter Agreement, dated March 2, 2021, between the Company and the Sponsor

10.7	Letter Agreement, dated March 2, 2021, between the Company and Cannae Holdings.

10.8	Form of Indemnity Agreement, March 2, 2021, between the Company and each of its officers and directors. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTERLITZ ACQUISITION CORPORATION II

Date: May 17, 2021		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
(Principal Executive Officer)

Date: May 17, 2021		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)