Form 10-Q
period 2021-06-30
Austerlitz Acquisition Corp II
filed 2021-08-16
CIK 1839191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
As of August 13, 2021, there were
138,000,000 Class A ordinary shares, 29,571,428 Class B ordinary shares and 29,571,428 Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	3

	Condensed Statements of Operations for the three months ended June 30, 2021 and for the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Condensed Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2021 and for the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	5

	Condensed Statement of Cash Flows for the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Control and Procedures	20

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED BALANCE SHEET
June 30, 2021
(unaudited)

ASSETS
Cash and cash equivalent	$391,787
Prepaid expenses	527,868

Total current assets	919,655
Cash held in trust account	1,380,000,000
Other assets	347,093

Total assets	$1,381,266,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	32,027
Accrued expenses	274,705
Due to related party	9,301

Total current liabilities	316,033
Deferred underwriting fees payable	48,300,000
W arrant liability	68,581,000
Forward purchase liability	875,000

Total liabilities	118,072,033

Commitments and Contingencies (Note 5)
Ordinary shares subject to possible redemption, 125,819,471 shares at redemption value	1,258,194,706
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; 12,180,529 issued and outstanding (excluding 125,819,471 shares subject to possible redemption)	1,218
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957
Additional paid-in capital	—
Retained earnings	4,992,877

Total shareholders’ equity	5,000,009

Total Liabilities and Shareholders’ Equity	$1,381,266,748

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2021	For the period from January 5, 2021 (inception) through June 30, 2021
Formation and operating costs	$181,294	$255,144
Loss from operation s	(181,294)	(255,144)
Other income (expense):
Gain on change in fair value of warrant liability	26,180,999	18,289,000
Loss on change in fair value of forward purchase liability	(875,000)	(875,000)
Allocation of offering costs to warrant liability	—	(3,181,372)

Net Income	$25,124,705	$13,977,484

Weighted average Class A redeemable ordinary shares	138,000,000	138,000,000

Basic and diluted net income per ordinary share, Class A	$0.00	$0.00

Weighted average Class B and Class C non-redeemable ordinary shares outstanding, basic and diluted	59,142,856	59,142,856

Basic and diluted net i ncome per ordinary share, Class B and C	$0.42	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY
FOR THE THREE MONTHS AND PERIOD FROM JANUARY 5, 2021 (INCEPTION)
THROUGH JUNE 30, 2021 (Unaudited)

	Ordinary Shares
	Class A		Class B		Class C
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance as of January 5 , 2021	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B and Class C ordinary shares to Sponsor	—	—	29,571,428	2,957	29,571,428	2,957	19,086	—	25,000
Sale of Units in Initial Public Offering, less fair value of Public Warrants	138,000,000	13,800	—	—	—	—	1,322,716,200	—	1,322,730,000
Offering costs	—	—	—	—	—	—	(73,537,770)	—	(73,537,770)
Class A Ordinary shares subject to possible redemption	(123,307,000)	(12,331)	—	—	—	—	(1,233,057,670)	—	(1,233,070,001)
Net loss	—	—	—	—	—	—	—	(11,147,221)	(11,147,221)

Balance as of March 31, 2021	14,693,000	$1,469	29,571,428	$2,957	29,571,428	$2,957	$16,139,846	$(11,147,221)	$5,000,008
Offering costs paid in the quarter	—	—	—	—	—	—	—	—	—
Change in value of Class A ordinary shares subject to possible redemption	(2,512,471)	(251)	—	—	—	—	(16,139,846)	(8,984,607)	(25,124,704)
Net income	—	—	—	—	—	—	—	25,124,705	25,124,705

Balance as of June 30, 2021	12,180,529	$1,218	29,571,428	$2,957	29,571,428	$2,957	$—	$4,992,877	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

For the period from January 5, 2021 (inception) through June 30,
2021
Cash Flows from Operating Activities:

Net income	$13,977,484
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(18,289,000)
Loss change in fair value of forward purchase liability	875,000
Offering cost allocated to warrant liability	3,181,372
Formation and operating expenses paid through issuance of Class B and C ordinary shares	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(527,868)
Other assets	(347,091)
Accounts payable	24,527
Accrued expenses	(796)

Due to related party	9,301
Net cash used in operating activities	(1,092,071)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,380,000,000)

Net cash used in investing activities	(1,380,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of deferred underwriting discounts paid	1,352,400,000
Proceeds from sale of Private Placement Warrants	29,600,000
Repayment of promissory note - related party	(388,152)
Payment of other offering costs	(127,990)

Net cash provided by financing activities	1,381,483,858

Net increase in cash	391,787
Cash - beginning of period	—

Cash - end of period	391,787

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A ordinary shares subject to possible redemption	$1,235,359,824

Initial classification of warrant liability	$92,592,666
Issuance of Founder Shares to Sponsor in settlement of due to related party	$25,000

Deferred underwriting fees payable	$48,300,000

Change in value of Class A ordinary shares subject to possible redemption	$22,834,886
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
As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from January 5, 2021 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering, which is described below, and efforts to identify a target for a Business Combination. The Company has selected December 31 as its fiscal year end.
On March 2, 2021, the Company consummated its initial public offering (the “IPO”

or “Initial Public Offering”
) of 138,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares” and with respect to the warrants included in the Units sold the “Public Warrants”), including 18,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $1,380,000,000, which is described in Note 3.
Simultaneously with the closing of the IPO, the Company completed a private sale of an aggregate 19,733,333 warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to Cannae Holdings, LLC, generating aggregate gross proceeds to the Company of $29,600,000, which is described in Note 4.
Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in March 2021. Offering costs of $3,181,372 were allocated to warrant liabilities and expensed as incurred.
Following the closing of the IPO on March 2, 2021, an amount of $1,380,000,000 ($10.00 per Unit) of the proceeds from the IPO were placed in a U.S.-based, non-interest
bearing trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account, if any, that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of a Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the IPO, subject to applicable law.
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
The Company has until 24 months from the closing of the IPO (the “Combination Period”) to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Going Concern Consideration
As of June 30, 2021, the Company had $391,787 in cash and working capital of $603,622.
The Company’s liquidity needs through June 30, 2021, were satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.
Management has determined that the Company has access to funds from the Sponsor, and the Sponsor has the financial wherewithal to fund the Company, that are sufficient to fund its working capital needs until the consummation of a Business Combination or for a minimum of one year from the date of issuance of the financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating a Business Combination.

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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 1, 2021 and with the audited balance sheet (as restated in our Quarterly Report for the period ended March 31, 2021) included in the Current Report on Form 8-K filed by the Company with the SEC on March 8, 2021. The interim results for the three months and for the period from January 5, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements filed with the SEC, and exemptions from the requirements of holding a nonbinding advisory shareholder vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Two of the more significant accounting estimates included in these financial statements are the determination of the fair values of the liabilities for the Warrants and FPA. Such estimates may be subject to change as more current information becomes available; and, accordingly, the actual results could differ significantly from those estimates.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.
Warrant and Forward Purchase Liabilities
The Company accounts for the Warrants and FPA (as defined in Note 6) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.
The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as liabilities. The liabilities for the Warrants and FPA are included in Warrant liability and Forward purchase liability, respectively, on the condensed balance sheet as of June 30, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants and FPA.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred that were directly related to the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis compared to the total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Cash Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480
Distinguishing Liabilities from Equity
. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events.
Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of
$250,000. At June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820,
Fair Value Measurement
, approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.
The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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
As of June 30, 2021, the carrying values of cash, accrued expenses and accrued offering costs approximate their fair values due to the short-term
nature of the instruments. See Note 9 for further discussion of the fair value of the warrant and forward purchase liabilities.
Net Income (Loss) Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed st
a
tement
s
of operations includes a presentation of net income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per ordinary share, basic and diluted, for the Class A redeemable ordinary shares is calculated by dividing interest income earned on the Trust Account of $0 and $0 for the thre
e
months ended June 30, 2021 and the period from January 5, 2021 (inception) through June 30, 2021, respectively, by the weighted average number of Class A redeemable ordinary shares of 138,000,000
shares outstanding for the period. Net income per ordinary share, basic and diluted, for Class B and Class C non-redeemable ordinary shares for the three months ended June 30, 2021 and the period from January 5, 2021 (inception) through June 30, 2021, is calculated by dividing the net income of
$25,124,705 and $13,977,484
,
respectively, less income attributable to the Class A redeemable ordinary shares of $0 and $0 respectively, by the weighted average number of Class B and Class C non-redeemable
ordinary shares and outstanding for the period.
Non-redeemable
ordinary shares include the Class B Founder Shares and the Class C Alignment Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account.
See Note 7 for a description of the rights of holders of each class of the Company’s ordinary shares.

	For the Three Months Ended June 30, 2021	For the period from January 5, 2021 (inception) through June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Gain on marketable securities (net), dividends and interest, held in Trust Account	$—	$—
Less: Income and Franchise Tax	—	—

Net Earnings allocable to Redeemable Class A Ordinary Shares	$—	$—
Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	138,000,000	138,000,000
Basic and diluted net earnings per share, Redeemable Class A	$0.00	$0.00

Non-Redeemable Class B and Class C Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net income	$25,124,705	$13,977,484
Less: Net Earnings allocable to Redeemable Class A Ordinary Shares	—	—

Net Income attributable to Non-Redeemable Class B and Class C Ordinary Shares	$25,124,705	$13,977,484
Denominator: Weighted Average Non-Redeemable Class B and Class C Ordinary Shares
Basic and diluted weighted average shares outstanding, Non-Redeemable Class B and Class C	59,142,856	59,142,856
Basic and diluted net earnings per share, Non-Redeemable Class B and Class C	$0.42	$0.24

Income Taxes
The Company complies with the accounting and reporting requirements of ASC 740,
Income Taxes
, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06,
Debt—debt with Conversion and Other Options (Subtopic 470-20)
and
Derivatives and Hedging—Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity
(“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. Management is currently evaluating the new guidance, but does not expect the adoption of this guidance to have a material impact on the Company’s financial statements. Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 138,000,000 Units at a purchase price of $10.00 per Unit, including 18,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one Class A ordinary share and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note
8
).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Company completed the Private Placement of an aggregate 19,733,333 Private Placement Warrants to Cannae Holdings, LLC generating aggregate gross proceeds to the Company of $29,600,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares and Alignment Shares
On January 4, 2021, the Sponsor paid an aggregate of $25,000 in exchange for the issuance of 19,714,286 shares of Class B ordinary shares (the “Founder Shares”) and 19,714,286 shares of Class C ordinary shares (the “Alignment Shares”). On February 25, 2021, the Sponsor received a share dividend of 9,857,142 Founder Shares and 9,857,142 Alignment Shares, resulting in there being an aggregate of 29,571,428 Founder Shares and 29,571,428 Alignment Shares outstanding. As a result of the underwriters’ election to fully exercise their over-allotment option,
3,857,143
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory Note—Related Parties
On January 5, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the completion of the IPO. The outstanding balance under the Promissory Note of $388,152 was repaid upon consummation of the
IPO. The Company can no longer borrow under the Promissory Note.
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
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the period ended June 30, 2021, the related party paid $9,301 of operating costs on behalf of the Company. As of June 30, 2021, the amount due to the related party was $9,301.
Administrative Services Agreement
Commencing on the date of the final prospectus, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, secretarial and administrative support services. For the quarter and period ended June 30, 2021, the Company incurred and accrued $15,000 and $20,000 respectively of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Alignment Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares and Alignment Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares and Alignment Shares, only after conversion to the Company’s Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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
Forward Purchase Agreement
On February 25, 2021, the Company entered into a forward purchase agreement (the “FPA”) with Cannae Holdings, Inc. Pursuant to the FPA, Cannae Holdings, Inc. agreed to purchase 12,500,000 Class A ordinary shares, plus an aggregate of 3,125,000 redeemable warrants to purchase one Class A ordinary shares at $11.50 per share, for an aggregate purchase price of $125,000,000, or $10.00 for one Class A ordinary share and one-fourth
of one warrant, in a private placement to occur concurrently with the closing of a Business Combination. The warrants to be sold as part of the FPA will be identical to the Public Warrants.
NOTE 7. SHAREHOLDERS’ EQUITY
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board will be able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 12,180,529 Class A ordinary shares issued and outstanding, excluding 125,819,471 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 29,571,428 Class B ordinary shares issued and outstanding.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 29,571,428 Class C ordinary shares issued and outstanding.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. WARRANTS
As of June 30, 2021, there were 34,500,000 Public Warrants outstanding. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of
$11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or we permit holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.

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

•
if the Reference Value is less than $18.00 per sh
a
re (as adjusted for share
sub-divisions,
share dividends, reorganization, recapitalizations and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. If the Company is unable to complete a Business Combination within the Combination Period a
n
d the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
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
As of June 30, 2021, there were 19,733,333 Private Placement Warrants outstanding.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
Warrant and Forward Purchase Liabilities
The Warrants and FPA are accounted for as liabilities pursuant to ASC
815-40
and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants and FPA are recorded in the statement of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Warrant and forwar d purchase liabilities:
Public Warrants	$43,125,000	$—	$—	$43,125,000
Private Placement Warrants	—	25,456,000	—	25,456,000
FPA	—	—	875,000	875,000
Total warrant and forward purchase liabilities	$43,125,000	$25,456,000	$875,000	$69,456,000

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The liability for the FPA was valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPA over the public trading price of the Company’s Units and is considered to be a Level 3 fair value measurement. The valuation is then adjusted to reduce the value of the FPA for the probability of consummation of the Business Combination. The model utilizes key inputs including the probability of consummation of a Business Combination, risk free interest rates based on US treasury rates and the expected time to consummation of a Business Combination based on the probability of consummation. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. The probability assigned to the consummation of a Business Combination was 90% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.
On April 23, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed March 1, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of June 30, 2021, the Company classified the Public Warrants as Level 1. As the Private Placement Warrants are subject to a call alongside the Public Warrants, it is assumed that the trading price of the public warrants ($1.25 as of June 30, 2021) is reflective of the fair value of the Private Placement Warrants. Accordingly, the Company classified the Private Placement Warrants as Level 2.
Except for the Public Warrants and Private Placement Warrants being classified as Level 1 and Level 2, respectively as described in the preceding sentences, there were no transfers out of Level 3 for the three months ended June 30, 2021 and for the period from January 5, 2021 (inception) through June 30, 2021.
The following table presents a summary of the changes in the fair value of liabilities measured using level 3 fair value inputs:

	FPA	Public Warrant Liability	Private Placement Warrant Liability
Fair value, March 2, 2021 (issuance)	—	$57,270,000	$35,322,666
Loss on change in fair value (1)	—	1,380,000	789,333

Fair value, March 31, 2021	$—	$58,650,000	$36,111,999
Loss on change in fair value (2)	875,000	—	—
Transfer to level 1	—	(58,650,000)	—
Transfer to level 2	—	—	(36,111,999)
Fair value, June 30, 2021	$875,000	$—	$—

(1)	Included in Gain on change in fair value of warrant liability on the unaudited condensed statement of operations
(2)	Included in Loss on change in forward purchase liability on the unaudited condensed statement of operations
Gain on change in fair value of warrant liability on the unaudited condensed statement of operations for the period ended June 30, 2021 also includes a loss of $5,722,666 recognized on the excess of the fair value of the Private Placement Warrants as of March 2, 2021 over the cash received.
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855,
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the unaudited condensed financial statements were available to be issued and has concluded that all such event that would require adjustment or disclosure have been recognized or disclosed.

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
Overview
We are a blank check company incorporated on January 5, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate a Business Combination using cash from the proceeds of our IPO and the Private Placement, the proceeds of the sale of our shares in connection with a Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
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
Following our IPO, the full exercise of the over-allotment option and the Private Placement, a total of $1,380,000,000 was placed in the Trust Account. We incurred $28,359,571 in transaction costs, including $27,600,000 of underwriting fees and $759,571 of other offering costs.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our IPO and, after completing our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after completion of a Business Combination. We may generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates. Additionally, we recognize non-cash
gains and losses related to changes in recurring fair value measurements of our Warrant liabilities at each reporting period.
For the period from January 5, 2021 (inception) through June 30, 2021, we had net income of $13,977,484, which consists of non-cash
gains of $17,414,000 related to changes in the fair value of the Warrants and the FPA, less $3,181,372 in offering costs allocated to warrant liabilities, less operating costs of $255,144.
For the quarter ending June 30, 2021, we had net income of $25,124,705 which consists of non-cash
gains of $25,305,999 related to changes in the fair value of the Warrants and FPA, less operating costs of $181,294.
Liquidity and Capital Resources
As of June 30, 2021, we had cash of $391,787 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel and structure, negotiate and complete a Business Combination.
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
We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating our initial Business Combination are more than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
For the period from January 5, 2021 (inception) through June 30, 2021, cash used in operating activities was $1,092,071. Net income of $13,977,484 was affected by non-cash
gains of $17,414,000 related to changes in the fair value of Warrants and FPA, losses of $3,181,372 related to offering costs allocated to warrant liabilities and changes in operating assets and liabilities, which used $841,926 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities of $1,380,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares are recorded at redemption value and classified as temporary equity, in accordance with ASC 480.
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
Warrant and Forward Purchase Liabilities
The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.
The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as liabilities. The liabilities for the Warrants and FPA are included in Warrant liability and Forward purchase liability, respectively, on the condensed balance sheet as of June 30, 2021. See Note 8 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants and FPA.

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
Non-redeemable
ordinary shares include the Class B Founder Shares and the Class C Alignment Shares, as these shares do not have any redemption features and do not participate in the income earned on the investments held in the Trust Account. Refer to Note 2 to the condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of our net income (loss) per ordinary share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds received into the Trust Account, have been placed in a non-interest
bearing checking account.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the Securities and Exchange Commission (“SEC”) Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities described in in our Quarterly Report on Form 10Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC Statement was issued on April 12, 2021. As a result, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of June 30, 2021. This material weakness resulted in a material misstatement of our Warrant liabilities, change in fair value of Warrant liabilities, additional paid-in
capital, accumulated deficit and related financial disclosures for the affected periods.
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

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2021 and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUSTERLITZ ACQUISITION CORPORATION II

Date: August 16, 2021		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: August 16, 2021		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)