Form 10-Q
period 2021-09-30
Austerlitz Acquisition Corp II
filed 2021-11-12
CIK 1839191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
(702)
323-7330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary	ASZ.U	New York Stock Exchange
Share and one-fourth of one Warrant Class A Ordinary Shares, par value $0.0001 per share	ASZ	New York Stock Exchange
Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	ASZ WS	New York Stock Exchange
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
of the Exchange Act.:

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
As of November 11, 2021, there were
138,000,000 Class A ordinary shares, 29,571,428 Class B ordinary shares and 29,571,428 Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION II
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	3
	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	5
	Condensed Statement of Cash Flows for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Control and Procedures	21
PART II – OTHER INFORMATION
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23
SIGNATURES		24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED BALANCE SHEET
September 30, 2021
(Unaudited)

ASSETS
Cash and cash equivalents	$330,524
Prepaid expenses	527,867

Total current assets	858,391
Cash held in Trust Account	1,380,000,000
Forward purchase asset	1,500,000
Other assets	214,040

Total assets	$1,382,572,431

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$24,495
Accrued expenses	407,287
Due to related party	12,450

Total current liabilities	444,232
Deferred underwriting fees payable	48,300,000
Derivative warrant liabilities	57,339,666

Total liabilities	106,083,898

Commitments and Contingencies (Note 7)
Class A ordinary shares subject to possible redemption, 138,000,000 shares at $10.00 redemption value	1,380,000,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued and outstanding (excluding 138,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957
Additional paid-in capital	—
Accumulated deficit	(103,517,381)

Total shareholders’ deficit	(103,511,467)

Total Liabilities and Shareholders’ Deficit	$1,382,572,431

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	For the period from January 5, 2021 (inception) through September 30, 2021
Formation and operating costs	$322,515	$577,659

Loss from operations	(322,515)	(577,659)
Other income (expense):
Allocation of offering costs to warrant liability	—	(3,181,372)
Gain on change in fair value of warrant liability	11,241,334	29,530,334
Gain on change in fair value of forward purchase asset	2,375,000	1,500,000

Net i ncome	$13,293,819	$27,271,303

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	138,000,000	109,271,375

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.07	$0.16

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	29,571,428	29,571,428

Basic and diluted net income per ordinary share, Class B non-redeemable ordinary shares	$0.07	$0.16

Weighted average shares outstanding of Class C non-redeemable ordinary shares, basic and diluted	29,571,428	29,571,428

Basic and diluted net income per ordinary share, Class C non-redeemable ordinary shares	$0.07	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS AND THE PERIOD FROM JANUARY 5, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B and Class C ordinary shares to Sponsor	29,571,428	2,957	29,571,428	2,957	19,086	—	25,000
Sale of Class A shares, net of $130,807,770 issuance costs	—	—	—	—	—	—	—
Adjustment to current redemption value of Class A redeemable shares	—	—	—	—	(19,086)	(130,788,684)	(130,807,770)
Net loss	—	—	—	—	—	(11,147,221)	(11,147,221)

Balance as of March 31, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(141,935,905)	$(141,929,991)
Net income	—	—	—	—	—	25,124,705	25,124,705

Balance as of June 30, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(116,811,200)	$(116,805,286)
Net income	—	—	—	—	—	13,293,819	13,293,819

Balance as of September 30, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(103,517,381)	$(103,511,467)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$27,271,303
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(29,530,334)
Change in fair value of forward purchase asset	(1,500,000)
Offering cost allocated to warrant liability	3,181,372
Changes in operating assets and liabilities:
Prepaid expenses	(527,867)
Other assets	(214,040)
Accounts payable	24,495
Accrued expenses	407,287

Net cash used in operating activities	(887,784)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,380,000,000)

Net cash used in investing activities	(1,380,000,000)

Cash Flows from Financing Activities:
Advances from related party	425,602
Repayment of note payable and advances from related party	(388,152)
Proceeds from sale of Class A shares, net	1,351,580,858
Proceeds from sale of Private Placement Warrants	29,600,000

Net cash provided by financing activities	1,381,218,308

Net increase in cash	330,524
Cash - beginning of period	—

Cash - end of period	$330,524

Supplemental disclosure of noncash investing and financing activities:
Initial classification of forward purchase asset	$875,000

Initial classification of derivative warrant liabilities	$92,592,666

Deferred underwriting fees payable	$48,300,000

Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related party	$25,000

Deferred offering costs included in accrued expenses	$283,000

Deferred offering costs paid through promissory note—related party	$373,152

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
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from January 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering, which is described below, and efforts to identify a target for a Business Combination. The Company has selected December 31 as its fiscal year end.
On March 2, 2021, the Company consummated its initial public offering (the “IPO” or “Initial Public Offering”) of 138,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares” and with respect to the warrants included in the Units sold the “Public Warrants”), including 18,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over- allotments. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $1,380,000,000, which is described in Note 4.
Substantially concurrently
with the closing of the IPO, the Company completed a private sale of an aggregate 19,733,333 warrants (the “Private Placement Warrants”, and together with the Public Warrants, the “Warrants”) at a purchase price of $1.50 per Private Placement Warrant (the “Private Placement”) to Cannae Holdings, LLC, generating aggregate gross proceeds to the Company of $29,600,000, which is described in Note 5.
Offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon the completion of the Initial Public Offering in March 2021. Offering costs of $3,181,372 were allocated to warrant liabilities and expensed as incurred.
Following the closing of the IPO
and Private Placement
on March 2, 2021, an amount of $1,380,000,000 ($10.00 per Unit) of the proceeds from the IPO were placed in a U.S.-based, non-interest
bearing trust account at JP Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account, if any, that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of a Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to shareholders’ rights or pre-
initial business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the IPO, subject to applicable law.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Alignment Shares (as defined in Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and not to convert any shares in connection with a shareholder vote to approve a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Alignment Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the IPO, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern Consideration
As of September 30, 2021, the Company had $330,524 in cash and working capital of $414,159.
The Company’s liquidity needs through September 30, 2021, were satisfied through a contribution of $25,000 from the
Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 6). As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.
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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001.
Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings (loss) per share calculation to allocate net income (loss) to our Class A, B and C ordinary shares based on each classes’ relative number of shares outstanding compared to the Company’s total shares outstanding. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following tables:

	March 2, 2021
	As reported	Adjustment	Adjusted
Total liabilities	$141,199,740	$2,168,658	$143,368,398
Class A ordinary shares subject to possible redemption (temporary equity)	1,235,359,824	144,640,176	1,380,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	1,535	(1,535)	—
Additional paid-in capital	13,909,528	(13,909,528)	—
Accumulated deficit	(8,916,976)	(132,897,771)	(141,814,747)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(146,808,834)	$(141,808,833)

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	March 31, 2021
	As reported	Adjustment	Adjusted
Class A ordinary shares subject to possible redemption (temporary equity)	$1,233,070,001	$146,929,999	$1,380,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	1,469	(1,469)	—
Additional paid-in capital	16,139,846	(16,139,846)	—
Accumulated deficit	(11,147,221)	(130,788,684)	(141,935,905)
Total Shareholders’ Equity (Deficit)	$5,000,008	$(146,929,999)	$(141,929,991)

	For the three months ended March 31, 2021
	As reported	Adjustment	Adjusted
Statement of Operations
Net l oss	$(11,147,221)	$—	$(11,147,221)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	138,000,000	(89,294,118)	48,705,882
Basic and diluted net income ( loss ) per ordinary share, Class A	$—	$(0.10)	$(0.10)
Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	59,142,856	(59,142,856)	—
Basic and diluted net income ( loss ) per Class B and Class C ordinary share	$(0.19)	$0.19	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	29,571,428	29,571,428
Basic and diluted net income (loss) per Class B ordinary share	$—	$(0.10)	$(0.10)
Weighted average shares outstanding of Class C ordinary shares, basic and diluted	—	29,571,428	29,571,428
Basic and diluted net income (loss) per Class C ordinary share	$—	$(0.10)	$(0.10)

	June 30, 2021
	As reported	Adjustment	Adjusted
Total liabilities	$118,072,033	$(1)	$118,072,032
Class A ordinary shares subject to possible redemption (temporary equity)	1,258,194,706	121,805,294	1,380,000,000
Shareholders’ Deficit:
Class A ordinary shares	1,218	(1,218)	—
Retained earnings (accumulated deficit)	4,992,877	(121,804,075)	(116,811,198)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(121,804,293)	$(116,805,284)

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	As reported	Adjustment	Adjusted	As reported	Adjustment	Adjusted
Statement of Operations
Net i ncome	$25,124,705	$—	$25,124,705	$13,977,484	$—	$13,977,484
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	138,000,000	—	138,000,000	138,000,000	(43,125,000)	94,875,000
Basic and diluted net income (loss) per ordinary share, Class A	$—	$0.13	$0.13	$—	$0.09	$0.09
Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	59,142,856	(59,142,856)	—	59,142,856	(59,142,856)	—
Basic and diluted net income (loss) per Class B and Class C ordinary share	$0.42	$(0.42)	$—	$0.24	$(0.24)	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	29,571,428	29,571,428	—	29,571,428	29,571,428
Basic and diluted net income (loss) per Class B ordinary share	$—	$(0.13)	$(0.10)	$—	$0.09	$0.09
Weighted average shares outstanding of Class C ordinary shares, basic and diluted	—	29,571,428	29,571,428	—	29,571,428	29,571,428
Basic and diluted net income (loss) per Class C ordinary share	$—	$0.13	$(0.10)	$—	$0.09	$0.09
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 1, 2021 and the audited balance sheet dated March 2, 2021 included in a current report on Form 8-K filed with the SEC on March 8, 2021. The interim results for the three months ended and for the period from January 5, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement
s
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. Two of the more significant accounting estimates included in these financial statements are the determination of the fair values of the liabilities for the Warrants and FPA (as defined in Note 7). Such estimates may be subject to change as more current information becomes available; and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.
Warrant Liability and Forward Purchase Asset
The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480,
Distinguishing Liabilities from Equity
(“ASC 480”) and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of an asset or liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash
gain or loss on the unaudited condensed statements of operations.
The Company accounts for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as an asset or liability. The Warrant liability and FPA asset are included in Warrant liability and Forward purchase agreement, respectively, on the condensed balance sheet as of September 30, 2021. See Note 9 for further discussion of the pertinent terms of the Warrants and Note 10 for further discussion of the methodology used to determine the fair value of the Company’s Warrants liability and FPA asset.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred that were directly related to the Initial Public Offering were allocated to the separable financial instruments issued in the Initial Public Offering on a relative fair value basis compared to the total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed unaudited statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ deficit upon the completion of the Initial Public Offering.
Cash Held in Trust Account
As of September 30, 2021, the assets held in the Trust Account were held in cash.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480
.
 Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 138,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
As of September 30, 2021, Class A ordinary shares subject to redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$1,380,000,000
Less: Allocation to public warrants	(57,270,000)
Less: Issuance costs attributable to Class A ordinary shares	(73,537,770)
Adjustment of Class A ordinary shares to redemption value	130,807,770

Class A ordinary shares subject to possible redemption	$1,380,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
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
As of September 30, 2021, the carrying values of cash, accrued expenses and accrued offering costs approximate their fair values due to the short-term
nature of the instruments. See Note 10 for further discussion of the fair value of the warrant and forward purchase asset (liabilities).
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income (loss) per ordinary share is computed by dividing net income or loss by the weighted average number of ordinary shares outstanding for the period. Net income (loss) is allocated to the Company’s Class A, B and C ordinary shares based on the relative shares outstanding for each class of shares compared to the Company’s total shares outstanding. The Company has not considered the effect of the warrants sold in the IPO or the Private Placement Warrants in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti- dilutive.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

See Note 8 for a description of the rights of holders of each class of the Company’s ordinary shares.
The Company’s basic and diluted earnings (loss) per share are calculated as follows:

	For the three months ended September 30, 2021	For the period from January 5, 2021 (Inception) through September 30, 2021
	(Unaudited)	(Unaudited)
Redeemable Class A Ordinary Shares

Net earnings allocable to redeemable C lass A ordinary shares	$9,305,673	$17,694,305

Basic and diluted weighted average shares outstanding, redeemable C l ass A ordinary shares	138,000,000	109,271,375

Basic and diluted net earnings per share, redeemable C lass A ordinary shares	$0.07	$0.16

Non-Redeemable Class B and Class C Ordinary Shares
Net earnings allocable to non-redeemable C lass B ordinary shares	$1,994,073	$4,788,499

Basic and diluted weighted average shares outstanding, non-redeemable C lass B ordinary shares	29,571,428	29,571,428

Basic and diluted net earnings per share, non-redeemable C lass B ordinary shares	$0.07	$0.16

Net earnings (loss) attributable to non-redeemable Class C ordinary shares	$1,994,073	$4,788,499
Basic and diluted weighted average shares outstanding, non-redeemable Class C ordinary shares	29,571,428	29,571,428

Basic and diluted net earnings (loss) per share, non-redeemable Class C ordinary shares	$0.07	$0.16

Income Taxes
The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt — Debt with Conversion and Other Options
, which among other things adds certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market
accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company is currently reviewing the newly issued standard and does not believe it will materially impact the Company.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the IPO, the Company sold 138,000,000 Units at a purchase price of $10.00 per Unit, including 18,000,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover over-allotments. Each Unit consists of one Class A ordinary share and one-fourth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).
NOTE 5. PRIVATE PLACEMENT
Simultaneously with the closing of the IPO, the Company completed the Private Placement of an aggregate 19,733,333 Private Placement Warrants to Cannae Holdings, LLC generating aggregate gross proceeds to the Company of $29,600,000. Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares and Alignment Shares
On January 4, 2021, the Sponsor paid an aggregate of $25,000 in exchange for the issuance of 19,714,286 shares of Class B ordinary shares (the “Founder Shares”) and 19,714,286 shares of Class C ordinary shares (the “Alignment Shares”). On February 25, 2021, the Sponsor received a share dividend of 9,857,142 Founder Shares and 9,857,142 Alignment Shares, resulting in there being an aggregate of 29,571,428 Founder Shares and 29,571,428 Alignment Shares outstanding. As a result of the underwriters’ election to fully exercise their over-allotment option, 3,857,143
F
ounder
S
hares and 3,857,153 Alignment Shares are no longer subject to forfeiture.
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
Promissory Note—Related Parties
On January 5, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) September 30, 2021 or (ii) the completion of the IPO. The outstanding balance under the Promissory Note of $388,152 was repaid upon consummation of the IPO. The Company can no longer borrow under the Promissory Note.
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
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the three
months ended September 30, 2021
and for the period from January 5, 2021 (inception) through September 30, 2021, the related party paid $3,150 and $12,450 of operating costs on behalf of the Company, respectively. As of September 30, 2021, the amount due to the related party was $12,450.
Administrative Services Agreement
Commencing on February 25, 2021, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, secretarial and administrative support services. For the quarter and period ended September 30, 2021, the Company incurred and accrued $15,000 and $35,000 respectively of administrative services under this arrangement. Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of September 30, 2021, $35,000 of administrative services fees were unpaid and included in accrued expenses on the balance sheet.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7. COMMITMENTS AND CONTINGENCIES
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
NOTE 8. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of September 30, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were no shares issued and outstanding, excluding 138,000,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 29,571,428 Class B ordinary shares issued and outstanding.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 29,571,428 Class C ordinary shares issued and outstanding.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9. WARRANTS
As of September 30, 2021, there were 34,500,000 Public Warrants outstanding. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or we permit holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the
U
nits, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:
Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending
three business days before sending the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.
Redemption of Warrants when the price per Class
 A ordinary share equals or exceeds $10.00:
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
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board, and in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares and Alignment Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00” and “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.
As of September 30, 2021, there were 19,733,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10. FAIR VALUE MEASUREMENTS
Warrant Liabilities and Forward Purchase Agreement Asset
The Warrants are accounted for as a liability and the FPA is accounted for as an asset pursuant to ASC
815-40
and measured at fair value as of each reporting period. Changes in the fair value of the Warrants and FPA are recorded in the statement of operations each period.
The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Agreement	$—	$—	$1,500,000	$1,500,000

Total assets	$—	$—	$1,500,000	$1,500,000

Liabilities:
Public Warrants	$36,225,000	$—	$—	$36,225,000
Private Placement Warrants	—	—	21,114,666	21,114,666

Total liabilities	$36,225,000	$—	$21,114,666	$57,339,666

The asset for the FPA was valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPA over the public trading price of the Company’s Units and is considered to be a Level 2 fair value measurement. The valuation is then adjusted to reduce the value of the FPA for the probability of consummation of the Business Combination. The model utilizes key inputs including the probability of consummation of a Business Combination, risk free interest rates based on US treasury rates and the expected time to consummation of a Business Combination based on the probability of consummation. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. The probability assigned to the consummation of a Business Combination was 90% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsors’ track record for consummating similar transactions.
On April 23, 2021, the Public Warrants surpassed the
52-day
threshold waiting period to be publicly traded in accordance with the Prospectus filed March 1, 2021. Once publicly traded, the observable input qualifies the liability for treatment as a Level 1 liability. As such, as of September 30, 2021, the Company classified the Public Warrants as Level 1.
The Private Placement Warrants were valued using a Black Scholes Model which utilizes Level 3 fair value inputs. The valuation uses a Black Scholes Option Pricing Model. The model utilizes key inputs including the exercise strike price, implied volatility of the underlying securities, risk free interest rates based on US treasury rates, and expiration date of the warrants based on the contractual warrant terms. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants as of September 30, 2021 is the implied volatility of the underlying security. The implied volatility used in calculating the fair value of the Private Placement Warrants was 16.1% and was determined using a call lattice model.
The following table presents a summary of the changes in the fair value of the Company’s assets (liabilities) measured using level 3 fair value inputs:

	FPA	Public Warrant Liability	Private Placement Warrant Liability
Fair value, March 2, 2021 (unaudited)	$—	$(57,270,000)	$(35,322,666)
Loss on change in fair value	—	(1,380,000)	(789,333)

Fair value, March 31, 2021 (unaudited)	—	(58,650,000)	(36,111,999)
Gain (loss) on change in fair value	(875,000)	—	10,655,999
Transfer to level 1	—	58,650,000	—

Fair value, June 30, 2021 (unaudited)	(875,000)	—	(25,456,000)
Gain (loss) on change in fair value	2,375,000	—	4,341,334

Fair value, September 30, 2021	$1,500,000	$—	$(21,114,666)

Gain on change in fair value of warrant liability on the unaudited condensed statement of operations for the period ended September 30, 2021 also includes a loss of $5,722,666 recognized on the excess of the fair value of the Private Placement Warrants as of March 2, 2021 over the cash received.
NOTE 11. SUBSEQUENT EVENTS
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
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Austerlitz Acquisition Corporation II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Austerlitz Acquisition Sponsor, LP II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
For the period from January 5, 2021 (inception) through September 30, 2021, we had net income of $27,271,303, which consists of non-cash
gains of $31,030,334 related to changes in the fair value of the Warrants and the FPA, less $3,181,372 in offering costs allocated to warrant liabilities, less operating costs of $577,659.
For the quarter ending September 30, 2021, we had net income of $13,293,819 which consists of non-cash
gains of $13,616,334 related to changes in the fair value of the Warrants and FPA, less operating costs of $322,515.
Liquidity and Capital Resources
As of September 30, 2021, we had cash of $330,524 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel and structure, negotiate and complete a Business Combination.
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
For the period from January 5, 2021 (inception) through September 30, 2021, cash used in operating activities was $887,784. Net income of $27,271,303 was affected by non-cash
gains of $31,030,334 related to changes in the fair value of Warrants and FPA, losses of $3,181,372 related to offering costs allocated to warrant liabilities and changes in operating assets and liabilities, which used $310,125 of cash from operating activities.
As of September 30, 2021, we had cash and marketable securities of $1,380,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Refer to Note 7 to the financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of our obligations under the Registration Rights Agreement and FPA.
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
Warrant Liabilities and Forward Purchase Assets
The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified
instruments are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.
The Company accounts for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as assets or liabilities. The assets and liabilities for the Warrants and FPA are included in Warrant liability and Forward purchase agreement asset, respectively, on the condensed balance sheet as of September 30, 2021. See Note 9 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent items of the Warrants and Note 10 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants and FPA.
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

Net Income (Loss) per Ordinary Share
The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Refer to Note 3 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for further discussion of the calculation of our net loss per share.
Recently Issued Accounting Pronouncements
Refer to Note 3 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for discussion of management’s consideration of recently issued accounting pronouncements.
Revision of Previously Issued Financial Statements
Refer to Note 2 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for discussion of revisions to the Company’s previously issued financial statements related to our accounting for the value of our redeemable Class A ordinary shares presented in temporary equity and our calculation of net income (loss) per ordinary share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds received into the Trust Account, have been placed in a
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
Rules 13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in
Rules 13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on
Form 10-Q that
has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed unaudited financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on February 25, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
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

AUSTERLITZ ACQUISITION CORPORATION II

Date: November 12, 2021		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: November 12, 2021		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)