Form 10-Q/A
period 2021-09-30
Austerlitz Acquisition Corp II
filed 2022-01-10
CIK 1839191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
As of January 7, 2022, there were
138,000,000 Class A ordinary shares, 29,571,428 Class B ordinary shares and 29,571,428 Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION II
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	4
	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	5
	Condensed Statements of Changes in Shareholders’ Deficit for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	6
	Condensed Statement of Cash Flows for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	7
	Notes to Unaudited Condensed Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Control and Procedures	22
PART II – OTHER INFORMATION
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	24
SIGNATURES		25

EXPLANATORY NOTE
Austerlitz Acquisition Corporation II (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms and disclosures in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).
Background of Restatement
As disclosed in the Original Quarterly Report, in connection with the preparation of the Company’s financial statements as of and for the period ended September 30, 2021 management determined it should revise its previously reported financial statements. The Company previously valued its Class A ordinary shares subject to possible redemption by adjusting the balance presented in temporary equity such that the Company’s total equity was not less than $5,000,001 in order to satisfy certain requirements of its Amended and Restated Memorandum and Articles of Association (“Articles”). Upon further review of the Articles and listing requirements of the New York Stock Exchange, management determined that, as of any given balance sheet date, the number of Class A ordinary shares which can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control is not impacted by the requirement of the Articles to maintain $5,000,001 of net tangible assets. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management made a reclassification adjustment between temporary and permanent equity as of September 30, 2021. In the Original Quarterly Report the Company disclosed the impact of such adjustment to the Company’s previously issued (i) balance sheet as of March 2, 2021, (ii) financial statements for the quarterly period ended March 31, 2021 and (iii) financial statements for the quarterly period ended June 30, 2021 (collectively, the “Affected Periods”).
Following the filing of the Original Quarterly Report, management re-evaluated the materiality of the reclassification and whether the adjustment related to temporary equity and permanent equity was material. Although the qualitative factors that management originally assessed tended to support a conclusion that the misstatements were not material upon reconsideration, we determined these qualitative factors were not strong enough to overcome the quantitative impact to the financial statements and the Company believes that the misstatements are material. As such, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material. The impact of such change to the financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021 are disclosed in Note 2 of the Original Quarterly Report and in this Amended Form 10-Q, with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, due to the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro rata to all classes of the Company’s ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, all classes of ordinary shares share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, cash flows, or net income (loss).
On January 10, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Company’s financial statements and related financial information as of March 2, 2021 and for the periods ended March 31, 2021 and June 30, 2021, should no longer be relied upon and such financial statements and information that has been previously filed or otherwise reported is superseded by the information in this Amended Form 10-Q. On January 10, 2022, the Company filed a report on Form 8-K disclosing the non-reliance on the balance sheet as of March 2, 2021 included in the Current Report on Form 8-K filed with the SEC on March 8, 2021, as well as the Quarterly Report Form 10-Q for the period ended March 31, 2021 filed on May 17, 2021 and Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 16, 2021.
Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

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

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	For the period from January 5, 2021 (inception) through September 30, 2021
Formation and operating costs	$322,515	$577,659

Loss from operations	(322,515)	(577,659)
Other income (expense):
Allocation of offering costs to warrant liability	—	(3,181,372)
Gain on change in fair value of warrant liability	11,241,334	29,530,334
Gain on change in fair value of forward purchase asset	2,375,000	1,500,000

Net i ncome	$13,293,819	$27,271,303

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted , as restated	138,000,000	109,271,375

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption , as restated	$0.07	$0.16

Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted , as restated	29,571,428	29,571,428

Basic and diluted net income per ordinary share, Class B non-redeemable ordinary shares , as restated	$0.07	$0.16

Weighted average shares outstanding of Class C non-redeemable ordinary shares, basic and diluted , as restated	29,571,428	29,571,428

Basic and diluted net income per ordinary share, Class C non-redeemable ordinary shares , as restated	$0.07	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS AND THE PERIOD FROM JANUARY 5, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid- In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B and Class C ordinary shares to Sponsor	29,571,428	2,957	29,571,428	2,957	19,086	—	25,000
Sale of Class A shares, net of $130,807,770 issuance costs	—	—	—	—	—	—	—
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(19,086)	(130,788,684)	(130,807,770)
Net loss	—	—	—	—	—	(11,147,221)	(11,147,221)

Balance as of March 31, 2021 , as restated	29,571,428	$2,957	29,571,428	$2,957	$—	$(141,935,905)	$(141,929,991)
Net income	—	—	—	—	—	25,124,705	25,124,705

Balance as of June 30, 2021 , as restated	29,571,428	$2,957	29,571,428	$2,957	$—	$(116,811,200)	$(116,805,286)
Net income	—	—	—	—	—	13,293,819	13,293,819

Balance as of September 30, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(103,517,381)	$(103,511,467)

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
Sponsor to c
o
ver certain expenses in exchange for the issuance of the Founder Shares, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 6). As of September 30, 2021, there were no amounts outstanding under the Working Capital Loans.
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
RE
STATEMENT
 OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should rest
ate
 its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001.
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
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restate
d
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement of the Company’s financial statements is reflected in the following tables:

	March 2, 2021
	As reported	Adjustment	Restated
Total liabilities	$141,199,740	$2,168,658	$143,368,398

Class A ordinary shares subject to possible redemption (temporary equity)	1,235,359,824	144,640,176	1,380,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	1,535	(1,535)	—
Additional paid-in capital	13,909,528	(13,909,528)	—
Accumulated deficit	(8,916,976)	(132,897,771)	(141,814,747)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(146,808,834)	$(141,808,833)

	March 31, 2021 (Unaudited)
	As reported	Adjustment	Restated
Class A ordinary shares subject to possible redemption (temporary equity)	$1,233,070,001	$146,929,999	$1,380,000,000
Shareholders’ Equity (Deficit):
Class A ordinary shares	1,469	(1,469)	—
Additional paid-in capital	16,139,846	(16,139,846)	—
Accumulated deficit	(11,147,221)	(130,788,684)	(141,935,905)

Total Shareholders’ Equity (Deficit)	$5,000,008	$(146,929,999)	$(141,929,991)

	For the three months ended March 31, 2021 (Unaudited)
	As reported	Adjustment	Restated
Statement of Operations
Net l oss	$(11,147,221)	$—	$(11,147,221)
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	138,000,000	(89,294,118)	48,705,882
Basic and diluted net income ( loss ) per ordinary share, Class A	$—	$(0.10)	$(0.10)
Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	59,142,856	(59,142,856)	—
Basic and diluted net income ( loss ) per Class B and Class C ordinary share	$(0.19)	$0.19	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	29,571,428	29,571,428
Basic and diluted net income (loss) per Class B ordinary share	$—	$(0.10)	$(0.10)
Weighted average shares outstanding of Class C ordinary shares, basic and diluted	—	29,571,428	29,571,428
Basic and diluted net income (loss) per Class C ordinary share	$—	$(0.10)	$(0.10)
Statement of Cash Flows
Initial classification of Class A ordinary shares subject to possible redemption	1,235,359,824	(1,235,359,824)	—

	June 30, 2021 (Unaudited)
	As reported	Adjustment	Restated
Total liabilities	$118,072,033	$(1)	$118,072,032
Class A ordinary shares subject to possible redemption (temporary equity)	1,258,194,706	121,805,294	1,380,000,000
Shareholders’ Deficit:
Class A ordinary shares	1,218	(1,218)	—
Retained earnings (accumulated deficit)	4,992,877	(121,804,075)	(116,811,198)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(121,805,293)	$(116,805,284)

	For the three months ended June 30, 2021 (Unaudited)			For the six months ended June 30, 2021 (Unaudited)
	As reported	Adjustment	Restated	As reported	Adjustment	Restated
Statement of Operations
Net i ncome	$25,124,705	$—	$25,124,705	$13,977,484	$—	$13,977,484
Weighted average shares outstanding of Class A ordinary shares, basic and diluted	138,000,000	—	138,000,000	138,000,000	(43,125,000)	94,875,000
Basic and diluted net income (loss) per ordinary share, Class A	$—	$0.13	$0.13	$—	$0.09	$0.09
Weighted average shares outstanding of Class B and Class C ordinary shares, basic and diluted	59,142,856	(59,142,856)	—	59,142,856	(59,142,856)	—
Basic and diluted net income (loss) per Class B and Class C ordinary share	$0.42	$(0.42)	$—	$0.24	$(0.24)	$—
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	—	29,571,428	29,571,428	—	29,571,428	29,571,428
Basic and diluted net income (loss) per Class B ordinary share	$—	$0.13	0.13	$—	$0.09	$0.09
Weighted average shares outstanding of Class C ordinary shares, basic and diluted	—	29,571,428	29,571,428	—	29,571,428	29,571,428
Basic and diluted net income (loss) per Class C ordinary share	$—	$0.13	$0.13	$—	$0.09	$0.09
Statement of Cash Flows
Initial classification of Class A ordinary shares subject to possible redemption	N/A	N/A	N/A	1,235,359,824	(1,235,359,824)	—
Change in value of class A ordinary shares subject to possible redemption	N/A	N/A	N/A	22,834,886	(22,834,886)	—
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

1
1

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

1
2

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

1
3

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

1
4

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

1
5

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

1
6

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

1
7

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
NOTE 11. SUBSEQUENT EVENTS
In accordance with ASC Topic 855,
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the unaudited condensed financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the unaudited condensed financial statements were available to be issued and has concluded that all such event that would require adjustment or disclosure have been recognized or disclosed, including the restatement discussed in Note 2.

1
8

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
Restatement of Previously Issued Financial Statements
Refer to Note 2 to our condensed consolidated financial statements included in Item 1 of Part 1 of this Quarterly Report for discussion of restatements to the Company’s previously issued financial statements related to our accounting for the value of our redeemable Class A ordinary shares presented in temporary equity and our calculation of net income (loss) per ordinary share.

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

(e) and

15d-15

(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as described in the Explanatory Note in this Amended Form

10-Q

and in the footnotes to the financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended

Form 10-Q present

fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amended Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amended Form
10-Q
had not yet been identified.
We
have identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the of the accounting treatment for the financial instruments issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 2 to the financial statements included in this Amended Form

10-Q.

Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Amended Form

10-Q,

this has not been
remediated.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Amended Form
10-Q
are any of the risks described in our final prospectus for our IPO filed with the SEC on March 1, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. In addition, we identified the following additional risks in connection with the material weakness identified in our internal control over financial reporting.
We have identified a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and this material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
We have identified a material weakness in our internal control over financial reporting. The material weakness was a result of deficiencies in management’s review of the accounting treatment for the financial instruments issued in the IPO and Private Placement. Management’s review of the accounting for such instruments was insufficient to identify a classification error that led to our revision or restatement of our financial statements, as described in Note 2 to the financial statements included in this Amended Form
10-Q
and in the footnotes to the financial statements included in our Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the misstatement and restatement of our financial statements, management, including our Chief Executive Officer and Chief Financial Officer, concluded that there was a material weakness in internal control over financial reporting as of September 30, 2021.
We have implemented a remediation plan, described under Part I, Item 4
 Controls and Procedures
 included in this Amended Form
10-Q,
to remediate the material weakness, but can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

AUSTERLITZ ACQUISITION CORPORATION II

Date: January 10, 2022		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: January 10, 2022		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

25