Form 10-Q
period 2022-03-31
Austerlitz Acquisition Corp II
filed 2022-05-06
CIK 1839191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
001-40112

AUSTERLITZ ACQUISITION CORPORATION II
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583275
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1701 Village Center Circle,
Las Vegas, Nevada	89134
(Address of principal executive offices)	(Zip Code)
(702)
323-7330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share and one-fourth of one Warrant	ASZ.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	ASZ	New York Stock Exchange
Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share	ASZ.WS	New York Stock Exchange
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
of the Exchange Act).    YES  ☒    NO  ☐
As of April 29, 2022 there were 138,000,000 shares of Class A ordinary shares, 29,571,428 shares of Class B ordinary shares and 29,571,428 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION II
FORM
10-Q
FOR THE QUARTER ENDED
MARCH 31, 2022

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 5, 2021 (Inception) through March 31, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from January 5, 2021 (Inception) through March 31, 2021 (Unaudited)	3

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 5, 2021 (Inception) through March 31, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	19

PART II – OTHER INFORMATION		21

Item 1A.	Risk Factors	21

Item 6.	Exhibits	22

SIGNATURES		23

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$1,585	$259,366
Prepaid expenses	489,317	542,027

Total current assets	490,902	801,393
Cash held in Trust Account	1,380,000,000	1,380,000,000
Other non-current assets	—	80,988

Total Assets	$1,380,490,902	$1,380,882,381

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$61,080	$197,591
Due to related party	215,320	154,707
Accrued expenses	370,670	422,705

Total current liabilities	647,070	775,003
Deferred underwriting fees payable	48,300,000	48,300,000
Derivative warrant liabilities	30,370,666	53,148,666
Forward purchase liability	250,000	500,000

Total liabilities	79,567,736	102,723,669

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 138,000,000 shares at $10.00 per share	1,380,000,000	1,380,000,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued or outstanding (excluding 138,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957	2,957
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957	2,957
Additional paid-in capital	—	—
Accumulated deficit	(79,082,748)	(101,847,202)

Total shareholders’ deficit	(79,076,834)	(101,841,288)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$1,380,490,902	$1,380,882,381

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31, 2022	For The Period From January 5, 2021 (Inception) Through March 31, 2021
Formation costs	$—	$5,000
General and administrative expenses	263,546	68,850

Loss from operations	(263,546)	(73,850)
Change in fair value of derivative warrant and forward purchase liabilities	23,028,000	(7,891,999)
Transaction costs allocation to derivative warrant liabilities	—	(3,181,372)

Net income (loss)	$22,764,454	$(11,147,221)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	138,000,000	48,705,882

Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.12	$(0.10)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	29,571,428	29,571,428

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.10)

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	29,571,428	29,571,428

Basic and diluted net income (loss) per share, Class C ordinary shares	$0.12	$(0.10)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(101,847,202)	$(101,841,288)
Net income	—	—	—	—	—	22,764,454	22,764,454

Balance as of March 31, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(79,082,748)	$(79,076,834)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 5, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	29,571,428	2,957	29,571,428	2,957	19,086	—	25,000
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(19,086)	(130,788,684)	(130,807,770)
Net loss	—	—	—	—	—	(11,147,221)	(11,147,221)

Balance as of March 31, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(141,935,905)	$(141,929,991)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months Ended March 31, 2022	For The Period From January 5, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities
Net income (loss)	$22,764,454	$(11,147,221)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction costs allocated to derivative warrant liabilities	—	3,181,372
Payment of formation costs through issuance of Class B and C ordinary shares	—	5,000
Change in fair value of derivative warrant and forward purchase liabilities	(23,028,000)	7,891,999
Changes in operating assets and liabilities:
Prepaid expenses and other assets	133,698	(1,006,565)
Accounts payable	(136,511)	—
Accrued expenses	(52,035)	12,500
Due to related party	60,613	—

Net cash used in operating activities	(257,781)	(1,062,915)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(1,380,000,000)

Net cash used in investing activities	—	(1,380,000,000)

Cash Flows from Financing Activities
Repayment of note payable and advances from related party	—	(388,152)
Proceeds from sale of Class A shares, net	—	1,352,272,010
Proceeds from sale of Private Placement Warrants	—	29,600,000

Net cash provided by financing activities	—	1,381,483,858

Net (decrease) increase in cash	(257,781)	420,943
Cash—beginning of period	259,366	—

Cash—end of period	$1,585	$420,943

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$—	$48,300,000
Issuance of Class B and Class C ordinary shares to Sponsor as settlement of due to related party	—	25,000
Deferred offering costs included in accrued expenses	—	283,000
Deferred offering costs paid through promissory note – related party	—	373,152
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
As of March 31, 2022, the Company had not yet commenced operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering, which is described below, and efforts to identify a target for a Business Combination. The Company has selected December 31 as its fiscal year end.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
The Company has until March 2, 2023, 24 months from
 the closing of the IPO
(the “Combination Period”), to
 consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Liquidity and Going Concern Consideration
As of March 31, 2022 and December 31, 2021, the Company had $1,585 and $259,366 in cash, respectively, and working capital deficit and working capital of $156,168 and $26,390, respectively.
The Company’s liquidity needs through March 31, 2022, were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented.
The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,585 and $259,366 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2022 and December 31, 2021, respectively.
Warrant Liability and Forward Purchase Liability
The Company accounts for the Warrants and Forward Purchase Agreement (“FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480 and ASC 815. The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of an asset or liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified instruments such as warrants and forward purchases of equity that meet all of the criteria for equity classification, such instruments are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, such instruments are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified instruments are recognized as a non-cash
gain or loss on the condensed statements of operations.
The Company accounts for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as an asset or liability. The Warrant liability and FPA liability are included in Warrant liability and Forward purchase liability, respectively, on the condensed balance sheet as of March 31, 2022 and December 31, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s Warrants liability and FPA liability.
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
Cash Held in Trust Account
As of March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 138,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the
Company’s condensed balance sheets.
As of March 31, 2022 and December 31, 2021, Class A ordinary shares subject to redemption reflected on the condensed balance sheet
s
are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$1,380,000,000
Less: Allocation to public warrants	(57,270,000)
Less: Issuance costs attributable to Class A ordinary shares	(73,537,770)
Adjustment of Class A ordinary shares to redemption value	130,807,770

Class A ordinary shares subject to possible redemption	$1,380,000,000
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of March 31, 2022 and December 31, 2021, the carrying values of cash, accrued expenses and accrued offering costs approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant and forward purchase asset (liability).
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of ASC Topic 260,
Earnings Per Share
. The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per ordinary share is computed by dividing net income or loss by the weighted average number of ordinary shares outstanding for the period. Net income (loss) is allocated to the Company’s Class A, B and C ordinary shares based on the relative shares outstanding for each class of shares compared to the Company’s total shares outstanding. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

See Note 7 for a description of the rights of holders of each class of the Company’s ordinary shares. The Company’s basic and diluted earnings per share are calculated as follows:

	For The Three Months Ended March 31, 2022	For The Period From January 5, 2021 (Inception) Through March 31, 2021
Class A Ordinary Shares Subject to Possible Redemption
Net earnings (loss) allocable to Class A ordinary shares subject to possible redemption	$15,935,118	$(5,034,229)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	138,000,000	48,705,882

Basic and diluted net earnings (loss) per share, Class A ordinary shares subject to possible redemption	$0.12	$(0.10)

Class B Ordinary Shares
Net earnings (loss) allocable to Class B ordinary shares	$3,414,668	$(3,056,496)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	29,571,428	29,571,428

Basic and diluted net earnings (loss) per share, Class B ordinary shares	$0.12	$(0.10)

Class C Ordinary Shares
Net earnings (loss) allocable to Class C Ordinary Shares	$3,414,668	$(3,056,496)
Basic and diluted weighted average shares outstanding, Class C ordinary shares	29,571,428	29,571,428

Basic and diluted net earnings (loss) per share, Class C ordinary shares	$0.12	$(0.10)

Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update
No. 2020-06,
Debt — Debt with Conversion and Other Options
, which among other things adds certain specific requirements to achieve equity classification and/or qualify for the derivative scope exception for contracts indexed to an entity’s own equity are removed, enabling more freestanding instruments and embedded features to avoid mark-to-market
accounting. The new standard is effective for companies that are SEC filers (except for Smaller Reporting Companies) for fiscal years beginning after December 15, 2021 and interim periods within that year, and two years later for other companies. Companies can early adopt the standard at the start of a fiscal year beginning after December 15, 2020. The standard can either be adopted on a modified retrospective or a full retrospective basis. The Company has evaluated the newly issued standard and does not believe it will materially impact the Company.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Promissory Note—Related Parties
On January 5, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $800,000. The Promissory Note was non-interest
bearing and payable on the
earlier of (i) September 30, 2021, or (ii) the completion of the IPO
. The outstanding balance under the Promissory Note of $388,152 was repaid upon consummation of the IPO.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the three months ended March 31, 2022, and for the period from January 5, 2021 (inception) through March 31, 2021, the related party paid
$60,613
and
no
operating costs on behalf of the Company, respectively. As of March 31, 2022 and December 31, 2021, the amount due to the related party was
$215,320 and $154,707, respectively.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Administrative Services Agreement
Commencing on February 25, 2021, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, secretarial and administrative support services. For the three months ended March 31, 2022, and for the period from January 5, 2021 (inception) through March 31, 2021, the Company incurred and accrued $15,000 and $5,000 of administrative services under this arrangement, respectively. Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of March 31, 2022 and December 31, 2021, $15,000 and $55,000 of administrative services fees were unpaid and included in accrued expenses on the condensed balance sheets, respectively.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no
Class A ordinary shares issued and outstanding, excluding

138,000,000
Class A ordinary shares subject to possible redemption.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 29,571,428 Class B ordinary shares issued and outstanding.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 29,571,428 Class C ordinary shares issued and outstanding.
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
NOTE 8. WARRANTS
As of March 31, 2022 and December 31, 2021, there were 34,500,000 Public Warrants outstanding. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or we permit holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
As of March 31, 2022 and December 31, 2021, there were 19,733,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
Warrant Liabilities and Forward Purchase Agreement Liability
The Warrants and FPA are accounted for as liabilities pursuant to ASC
815-40
and measured at fair value as of each reporting period. Changes in the fair value of the Warrants and FPA are recorded in the condensed statements of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$19,320,000	$—	$—	$19,320,000
Private Placement Warrants	—	11,050,666	—	11,050,666
Forward Purchase Liability	—	—	250,000	250,000

Total liabilities	$19,320,000	$11,050,666	$250,000	$30,620,666

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$33,810,000	$—	$—	$33,810,000
Private Placement Warrants	—	19,338,666	—	19,338,666
Forward Purchase Liability	—	—	500,000	500,000

Total liabilities	$33,810,000	$19,338,666	$500,000	$53,648,666

The liability for the FPA was valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPA over the public trading price of the Company’s Units and is considered to be a Level 3 fair value measurement. The valuation is then adjusted to reduce the value of the FPA for the probability of consummation of the Business Combination. The model utilizes key inputs including the probability of consummation of a Business Combination, volatility of the underlying units, risk free interest rates based on US treasury rates and the expected time to consummation of a Business Combination based on the probability of consummation. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. The probability assigned to the consummation of a Business Combination was 70% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsor’s track record for consummating similar transactions.
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
Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market which began in the quarter ended June 30, 2021. As of March 31, 2022 and December 31, 2021, the closing price of the Public Warrant was used as the fair value for the Private Warrants. As such, at December 31, 2021, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.
The following table presents a summary of the changes in the fair value of the Company’s assets (liabilities) measured using level 3 fair value inputs as of March 31, 2022:

FPA
Fair value, January 1, 2022	$(500,000)
Gain on change in fair value	250,000

Fair value, March 31, 2022	$(250,000)

Gain on change in fair value of warrant liability on the
condensed statements
of operations for the three months ended March 31, 2022 and for the period from January 5, 2021 (inception) through
March
 31, 2021 includes a gain of $23,028,000 and $7,891,999, respectively.
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855,
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued, the Company evaluated subsequent events that occurred after the condensed balance sheet date up to the date the unaudited condensed financial statements were available to be issued and has concluded that no such events that would require adjustment or disclosure have occurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Austerlitz Acquisition Corporation II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Austerlitz Acquisition Sponsor, LP I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its IPO filed with the SEC on March 1, 2021 and Part II, Item 1A “Risk Factors” below. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
as well as efforts to reduce its spread, such as travel bans and other restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy continue to be impacted for an extended period, our ability to complete our initial Business Combination may be materially adversely affected due to significant governmental measures to contain the
COVID-19
pandemic or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit our ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate our initial Business Combination in a timely manner.
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
For the three months ended March 31, 2022, we had net income of $22,764,454, which consists of $263,546 in operating costs, offset by non-cash
gains of $23,028,000 related to changes in the fair value of the Warrants. For the period from January 5, 2021 (Inception) through March 31, 2021, we had a net loss of $11,147,221, which consisted of $73,850 in operating costs, non-cash
losses of $7,891,999 related to changes in the fair value of the Warrants, and $3,181,372 related to transaction costs allocated to derivative warrant liabilities.
Liquidity and Capital Resources
As of March 31, 2022, we had cash of $1,585 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel and structure, negotiate and complete a Business Combination.
As of March 31, 2022, we had cash of $1,380,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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
For the three months ended March 31, 2022, cash used by operating activities was $257,781. Net income of $22,764,454 was affected by non-cash
gains of $23,028,000 related to changes in the fair value of derivative warrant liabilities, expenses of $60,613 related to the formation and operating expenses funded by a note payable through the Sponsor, and changes in operating assets and liabilities, which used $54,848 of cash from operating activities.

For the period from January 5, 2021 (Inception) through March 31, 2021, cash used by operating activities $1,042,915. Net loss of $11,147,221 was affected by $3,181,372 in transaction costs allocated to derivative warrant liabilities, $7,891,999 of non-cash
gains in the fair value of derivative warrant liabilities and changes in operating assets and liabilities, which used $969,065 of cash from operating activities.
The Company had no cash flow from investing or financing activities in the three months ended March 31, 2022.
See discussion under the header “Liquidity and Going Concern Consideration” in Note 1 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for discussion of management’s consideration of the Company’s ability to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
(“ASC 480”).
Critical Accounting Estimates
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates effecting our financial statements:
Warrant and Forward Purchase Liabilities
The Company accounts for the Warrants and Forward Purchase Agreement (“FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in ASC 480 and ASC Topic 815,
Derivatives and Hedging
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

The Company accounts for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as assets or liabilities. The assets and liabilities for the Warrants and FPA are included in Warrant liability and Forward purchase agreement liability, respectively, on the balance sheet as of March 31, 2022 and December 31, 2021.
See Note 8 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent items of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s liabilities for the Warrants and FPA.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Net Income (Loss) per Ordinary Share
The Company has three classes of shares, one for each of its Class A, Class B, and Class C ordinary shares. Income and losses are shared pro rata between the three classes of shares. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. We apply the two-class
method in calculating earnings per share. Refer to Note 2 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the calculation of our net income per share.
Recently Issued Accounting Pronouncements
Refer to Note 2 to our unaudited condensed financial statements included in Item 8 of this Quarterly Report for discussion of management’s consideration of recently issued accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds received into the Trust Account, have been placed in a non-interest
bearing checking account.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.
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
and 15d-15 (e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on January 10, 2022 and in the footnotes to the financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
Changes in Internal Control over Financial Reporting
Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We have previously identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the accounting treatment for the financial instruments issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 2 to our Quarterly Report Form 10-Q/A filed on January 10, 2022. Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We are in the process of validating that those processes and controls are operating effectively. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Quarterly Report, this has not been remediated.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.
There have been no material changed to our risk factors as disclosed in “Risk Factors” included in Item 1A of Part I of our Annual Report on Form
10-K
for the year ended December 31, 2021.

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

AUSTERLITZ ACQUISITION CORPORATION II

Date: May 6, 2022		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: May 6, 2022		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)