Form 10-Q
period 2022-06-30
Austerlitz Acquisition Corp II
filed 2022-08-10
CIK 1839191

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    YES  ☒    NO  ☐
As of August 9, 2022 there were 138,000,000 shares of Class A ordinary shares, 29,571,428 shares of Class B ordinary shares and 29,571,428 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION II
FORM
10-Q
FOR THE QUARTER ENDED
JUNE 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from January 5, 2021 (Inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Six Months Ended June 30, 2022, for the Three Months Ended June 30,2021 and for the Period from January 5, 2021 (Inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 5, 2021 (Inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Control and Procedures	21
PART II – OTHER INFORMATION		21
Item 1A.	Risk Factors	21
Item 6.	Exhibits	22
SIGNATURES		23

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$955	$259,366
Prepaid expenses	359,723	542,028

Total current assets	360,678	801,394
Cash held in Trust Account	1,380,000,000	1,380,000,000
Forward purchase asset	375,000	—
Other non-current assets	—	80,988

Total Assets	$1,380,735,678	$1,380,882,382

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$162,610	$184,606
Due to related party	344,896	204,708
Accrued expenses	267,271	385,690

Total current liabilities	774,777	775,004
Deferred underwriting fees payable	48,300,000	48,300,000
Derivative warrant liabilities	6,508,000	53,148,666
Forward purchase liability	—	500,000

Total liabilities	55,582,777	102,723,670

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 138,000,000 shares at $10.00 per share	1,380,000,000	1,380,000,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued or outstanding (excluding 138,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957	2,957
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957	2,957
Additional paid-in capital	—	—
Accumulated deficit	(54,853,013)	(101,847,202)

Total shareholders’ deficit	(54,847,099)	(101,841,288)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$1,380,735,678	$1,380,882,382

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period From January 5, 2021 (Inception) Through June 30, 2021
Formation costs	$—	$—	$—	$5,000
General and administrative expenses	257,931	181,294	521,477	250,144

Loss from operations	(257,931)	(181,294)	(521,477)	(255,144)
Change in fair value of derivative warrant and forward purchase asset or liability	24,487,666	25,305,999	47,515,666	17,414,000
Transaction costs allocation to derivative warrant liabilities	—	—	—	(3,181,372)

Net income	$24,229,735	$25,124,705	$46,994,189	$13,977,484

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	138,000,000	138,000,000	138,000,000	94,875,000

Basic and diluted net income per share, Class A subject to possible redemption	$0.12	$0.13	$0.24	$0.09

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	29,571,428	29,571,428	29,571,428	29,571,428

Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.13	$0.24	$0.09

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	29,571,428	29,571,428	29,571,428	29,571,428

Basic and diluted net income per share, Class C ordinary shares	$0.12	$0.13	$0.24	$0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
AND FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND PERIOD FROM JANUARY 5, 2021 (INCEPTION) THROUGH
JUNE 30, 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(101,847,202)	$(101,841,288)
Net income	—	—	—	—	—	22,764,454	22,764,454

Balance as of March 31, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(79,082,748)	$(79,076,834)
Net income	—	—	—	—	—	24,229,735	24,229,735
Balance as of June 30, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(54,853,013)	$(54,847,099)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 5, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	29,571,428	2,957	29,571,428	2,957	19,086	—	25,000
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(19,086)	(130,788,684)	(130,807,770)
Net loss	—	—	—	—	—	(11,147,221)	(11,147,221)

Balance as of March 31, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(141,935,905)	$(141,929,991)
Net income	—	—	—	—	—	25,124,705	25,124,705
Balance as of June 30, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(116,811,200)	$(116,805,286)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30, 2022	For The Period From January 5, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities
Net income	$46,994,189	$13,977,484
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to derivative warrant liabilities	—	3,181,372
Change in fair value of derivative warrant liability	(48,390,666)	(18,289,000)
Loss on change in fair value of forward purchase asset or liability	875,000	875,000
Formation and operating expenses paid through issuance of Class B and C ordinary shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	182,305	(527,868)
Other assets	80,988	(347,091)
Accounts payable	(21,996)	24,527
Accrued expense s	(118,419)	(796)
Due to related party	140,188	9,301

Net cash used in operating activities	(258,411)	(1,092,071)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(1,380,000,000)

Net cash used in investing activities	—	(1,380,000,000)

Cash Flows from Financing Activities
Repayment of promissory note-related party	—	(388,152)
Proceeds from sale of Units, net of deferred underwriting discounts paid	—	1,352,400,000
Proceeds from sale of Private Placement Warrants	—	29,600,000
Payment of other offering costs	—	(127,990)

Net cash provided by financing activities	—	1,381,483,858

Net (decrease) increase in cash	(258,411)	391,787
Cash—beginning of period	259,366	—

Cash—end of period	$955	$391,787

Supplemental disclosure of noncash investing and financing activities:
Issuance of Founder Shares to Sponsor in settlement of due to related party	$—	$25,000
Deferred underwriting fees payable	—	48,300,000

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
As of June 30, 2022, the Company had not yet commenced operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering, which is described below, and efforts to identify a target for a Business Combination. The Company has selected December 31 as its fiscal year end.
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
Following the closing of the IPO and Private Placement on March 2, 2021, an amount of $1,380,000,000 ($10.00 per Unit) of the proceeds from the IPO were placed in a U.S.-based, non-interest-bearing
trust account (the “Trust Account”). Except with respect to interest earned on the funds in the Trust Account, if any, that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the IPO and the Private Placement held in the Trust Account will not be released until the earliest of (a) the completion of a Business Combination, (b) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the IPO or (ii) with respect to any other provisions relating to shareholders’ rights or pre-
initial business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the IPO, subject to applicable law.
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
The Company has until March 2, 2023, which is 24 months from the closing of the IPO (the “Combination Period”), to consummate a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned, if such funds are held in an interest-bearing account (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors (the “Board”), liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
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
Liquidity and Going Concern Consideration
As of June 30, 2022 and December 31, 2021, the Company had $955 and $259,366 in cash, respectively, and working capital deficit and working capital of $(414,099) and $26,390, respectively.
The Company’s liquidity needs through June 30, 2022, were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company considered that it has until March 2, 2023 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete the Business Combination prior to the liquidation date, however, there is no guarantee we will ultimately be able to consummate a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 2, 2023.
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
Certain immaterial reclassifications have been made to the Condensed Consolidated Financial Statements to conform to classifications used in 2022.
The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $955 and $259,366 in cash and no cash equivalents, as of June 30, 2022 and December 31, 2021, respectively.
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
The Company accounts for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as an asset or liability. The Warrant liability and FPA asset or liability are included in Warrant liability and Forward purchase asset or liability, respectively, on the condensed balance sheet as of June 30, 2022 and December 31, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s Warrants liability and FPA asset or liability.
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
Cash Held in Trust Account
As of June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 138,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2022 and December 31, 2021, Class A ordinary shares subject to redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$1,380,000,000
Less: Allocation to public warrants	(57,270,000)
Less: Issuance costs attributable to Class A ordinary shares	(73,537,770)
Adjustment of Class A ordinary shares to redemption value	130,807,770

Class A ordinary shares subject to possible redemption	$1,380,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
As of June 30, 2022 and December 31, 2021, the carrying values of cash, accrued expenses and accrued offering costs approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant and forward purchase asset (liability).
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

See Note 7 for a description of the rights of holders of each class of the Company’s ordinary shares. The Company’s basic and diluted earnings per share are calculated as follows:

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period From January 5, 2021 (Inception) Through June 30, 2021
Class A Ordinary Shares Subject to Possible Redemption
Net earnings allocable to Class A ordinary shares subject to possible redemption	$16,960,815	$17,587,293	$32,895,933	$8,610,130
Basic and diluted weighted average shares outstanding, Redeemable Class A	138,000,000	138,000,000	138,000,000	94,875,000

Basic and diluted net earnings per share, Class A ordinary shares subject to possible redemption	$0.12	$0.13	$0.24	$0.09

Class B Ordinary Shares
Net earnings allocable to Class B ordinary shares	$3,634,460	$3,768,706	$7,049,128	$2,683,677
Basic and diluted weighted average shares outstanding, Class B ordinary shares	29,571,428	29,571,428	29,571,428	29,571,428

Basic and diluted net earnings per share, Class B non-redeemable ordinary shares	$0.12	$0.13	$0.24	$0.09

Class C Ordinary Shares
Net earnings allocable to Class C Ordinary Shares	$3,634,460	$3,768,706	$7,049,128	$2,683,677
Basic and diluted weighted average shares outstanding, Class C ordinary shares	29,571,428	29,571,428	29,571,428	29,571,428

Basic and diluted net earnings per share, Class C non-redeemable ordinary shares	$0.12	$0.13	$0.24	$0.09

Income Taxes
The Compa
n
y complies with the accounting and reporting requirements of ASC Topic 740,
Income Taxes
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares and Alignment Shares if the Company fails to complete a Business Combination within the Combination Period. However, any Public Shares held by the Sponsor will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the IPO price per Unit ($10.00).

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the six months ended June 30, 2022, and for the period from January 5, 2021 (inception) through June 30, 2021, the related party paid $203,173 and $14,301 on behalf of the Company, respectively. As of June 30, 2022 and December 31, 2021, the amount due to the related party was $344,896 and $204,708, respectively.
Administrative Services Agreement
Commencing on February 25, 2021, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, secretarial and administrative support services. For the six months ended June 30, 2022, and for the period from January 5, 2021 (inception) through June 30, 2021, the Company incurred and accrued $30,000 and $20,000 of administrative services under this arrangement, respectively. Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of June 30, 2022 and December 31, 2021, $10,000 and $55,000

of administrative services fees were unpaid and included in due to related party on the condensed balance sheets, respectively.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 138,000,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 29,571,428 Class B ordinary shares issued and outstanding.
The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 29,571,428 Class C ordinary shares issued and outstanding.
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
NOTE 8. WARRANTS
As of June 30, 2022 and December 31, 2021, there were 34,500,000 Public Warrants outstanding. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or we permit holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2022 and December 31, 2021, there were 19,733,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
Warrant Liabilities and Forward Purchase Agreement Liability
The Warrants and FPA are accounted for as liabilities pursuant to ASC
815-40
and measured at fair value as of each reporting period. Changes in the fair value of the Warrants and FPA are recorded in the condensed statements of operations each period.
The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Forward Purchase Asset	$—	$—	$375,000	$375,000

Total assets	$—	$—	$375,000	$375,000

Liabilities:
Public Warrants	$4,140,000	$—	$—	$4,140,000
Private Placement Warrants	—	2,368,000	—	2,368,000

Total liabilities	$4,140,000	$2,368,000	—	$6,508,000

The following table presents the fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities:
Public Warrants	$33,810,000	$—	$—	$33,810,000
Private Placement Warrants	—	19,338,666	—	19,338,666
Forward Purchase Liability	—	—	500,000	500,000

Total liabilities	$33,810,000	$19,338,666	$500,000	$53,648,666

The liability for the FPA was valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPA over the public trading price of the Company’s Units and is considered to be a Level 3 fair value measurement. The valuation is then adjusted to reduce the value of the FPA for the probability of consummation of the Business Combination. The model utilizes key inputs including the probability of consummation of a Business Combination, volatility of the underlying units, risk free interest rates based on US treasury rates and the expected time to consummation of a Business Combination based on the probability of consummation. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. The probability assigned to the consummation of a Business Combination was 50% which was determined based upon a hybrid approach of both observed success rates of business combinations for special purpose acquisition companies and the Sponsor’s track record for consummating similar transactions.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market which began in the quarter ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the closing price of the Public Warrant was used as the fair value for the Private Warrants. As such, at December 31, 2021, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.
The following table presents a summary of the changes in the fair value of the Company’s assets (liabilities) measured using level 3 fair value inputs as of June 30, 2022:

FPA
Fair value, January 1, 2022	$(500,000)
Change in fair value	250,000

Fair value, March 31, 2022	(250,000)
Change in fair value	625,000
Fair value, June 30, 2022	$375,000

The following table presents a summary of the changes in the fair value of the Company’s assets (liabilities) measured using level 3 fair value inputs as of December 31, 2021:

	FPA	Public Warrant	Private Warrant
Fair value, March 2, 2021	$—	$—	$—
Issuance of warrants	—	(57,270,000)	(35,322,666)
Change in fair value	(500,000)	(1,380,000)	14,208,000
Transfer to level 1	—	58,650,000	—
Transfer to level 2	—	—	21,114,666
Fair value, December 31, 2021	$(500,000)	$—	$—

Gain on change in fair value of warrant liability, including change in fair value of forward purchase asset or liability on the condensed statements of operations for the six months ended June 30, 2022 and for the period from January 5, 2021 (inception) through June 30, 2021 includes a gain of $47,515,666 and $17,414,000, respectively.
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

Item 2.	Management ’ s Discussion and Analysis of Financial Condition and Results of Operations
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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 and in any of the Company’s subsequent SEC filings. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
For the six months ended June 30, 2022, we had net income of $46,994,189, which consists of $521,477 in general and administrative expenses, offset by non-cash
gains of $47,515,666 related to changes in the fair value of the warrants and forward purchase agreement. For the period from January 5, 2021 (Inception) through June 30, 2021, we had net income of $13,977,484, which consisted of $250,144 in general and administrative costs, $5,000 of formation costs, $3,181,372 related to transaction costs allocated to derivative warrant liabilities, offset by non-cash
gains of $17,414,000 related to changes in the fair value of the warrants and forward purchase agreement,
For the three months ended June 30, 2022, we had net income of $24,229,735, which consists of $257,931 in general and administrative costs, offset by non-cash
gains of $24,229,735 related to changes in the fair value of the warrants and forward purchase agreement. For the three months ended June 30, 2021, we had net income of $25,124,705, which consisted of $181,294 in general and administrative expenses and non-cash
gains of $25,305,999 related to changes in the fair value of the warrants and forward purchase agreement.
Liquidity and Capital Resources
As of June 30, 2022, we had cash of $955 outside of the Trust Account.
As of June 30, 2022, we had cash of $1,380,000,000 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account (less taxes paid and deferred underwriting commissions) to complete a Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
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

We currently expect that financial support of our Sponsor will be sufficient to operate our business through the earlier of a Business Combination or March 2, 2023, the date of our mandatory liquidation should we fail to consummate a Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating our initial Business Combination are more than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.
For the six months ended June 30, 2022, cash used by operating activities was $258,411. Net income of $46,994,189 was affected by non-cash
gains of $48,390,666 related to changes in the fair value of derivative warrant liabilities, loss of $875,000 related to change in fair value of forward purchase asset or liability, and changes in operating assets and liabilities, which used $263,066 of cash from operating activities.
For the period from January 5, 2021 (Inception) through June 30, 2021, cash used by operating activities $1,092,071. Net income of $13,977,484 was affected by $3,181,372 in transaction costs allocated to derivative warrant liabilities, $18,289,000 of non-cash
gains in the fair value of derivative warrant liabilities, $875,000 related to loss change in fair value of forward purchase liability, $5,000 related to formation and operating expenses paid through issuance of Class B and C ordinary shares, and changes in operating assets and liabilities, which used $841,927 of cash from operating activities.
The Company had no cash flow from investing or financing activities in the six months ended June 30, 2022.
For the six months ended June 30, 2021, net cash used in investing activities was $1,380,000,000, which consisted of $1,380,000,000 investment of cash into the trust account. Net cash provided by financing activities of $1,381,483,858 was affected by $388,152 of repayment of promissory note – related party, $127,990 of offering costs paid, and offset by $1,352,400,000 of proceeds from sale of Units, net of deferred underwriting discounts paid, and $29,600,000 of proceeds from the sale of Private Placement Warrants.
See discussion under the header “Liquidity and Going Concern Consideration” in Note 1 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for discussion of management’s consideration of the Company’s ability to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We had no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
The Company accounts for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as assets or liabilities. The assets and liabilities for the Warrants and FPA are included in Warrant liability and Forward purchase agreement asset or liability, respectively, on the balance sheet as of June 30, 2022 and December 31, 2021.
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
As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds received into the Trust Account, have been placed in a
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15 (e)
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
Changes in Internal Control over Financial Reporting
Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
filed on January 10, 2022. Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We are in the process of validating that those processes and controls are operating effectively. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Quarterly Report, the material weakness has not been remediated.
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

AUSTERLITZ ACQUISITION CORPORATION II

Date: August 10, 2022		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
( Principal Executive Officer )

Date: August 10, 2022		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)