Form 10-Q
period 2022-09-30
Austerlitz Acquisition Corp II
filed 2022-11-08
CIK 1839191

U
NITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(702)
323-7330
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Units, each consisting of one Class A Ordinary Share and one-fourth of one Warrant	ASZ.U	New York Stock Exchange
Class A Ordinary Shares, par value $0.0001 per share	ASZ	New York Stock Exchange
Warrants, each whole Warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share (1)		None

(1)
A Form 25 was filed with the Securities and Exchange Commission (“SEC”) on October 19, 2022 to delist and deregister these Warrants. The delisting of the Warrants was effective 10 days after the filing of the Form 25 and are no longer trading on the New York Stock Exchange. The deregistration of the Warrants under Section 12(b) of the Securities Exchange Act of 1934 will be effective 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25.

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
of the Exchange Act).    YES  ☒    NO  ☐
As of
November 4, 2022 there
were 138,000,000 shares of Class A ordinary shares, 29,571,428 shares of Class B ordinary shares and 29,571,428 shares of Class C ordinary shares of the Registrant issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 5, 2021 (Inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 5, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 5, 2021 (Inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 4.	Control and Procedures	22
PART II – OTHER INFORMATION		22
Item 1A.	Risk Factors	22
Item 6.	Exhibits	23
SIGNATURES		24

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements
AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Cash	$955	$259,366
Prepaid expenses	220,357	542,028

Total current assets	221,312	801,394
Cash held in Trust Account	1,380,000,000	1,380,000,000
Other non-current assets	—	80,988

Total Assets	$1,380,221,312	$1,380,882,382

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$35,672	$184,606
Due to related party	474,639	204,708
Accrued expenses	399,514	385,690

Total current liabilities	909,825	775,004
Deferred underwriting fees payable	48,300,000	48,300,000
Derivative warrant liabilities	—	53,148,666
Forward purchase liability	—	500,000

Total liabilities	49,209,825	102,723,670

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 138,000,000 shares at $10.00 per share	1,380,000,000	1,380,000,000
Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 800,000,000 shares authorized; none issued or outstanding (excluding 138,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957	2,957
Class C ordinary shares, $0.0001 par value; 80,000,000 shares authorized; 29,571,428 shares issued and outstanding	2,957	2,957
Additional paid-in capital	—	—
Accumulated deficit	(48,994,427)	(101,847,202)

Total shareholders’ deficit	(48,988,513)	(101,841,288)

Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$1,380,221,312	$1,380,882,382

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From January 5, 2021 (Inception) Through September 30, 2021
Formation costs	$—	$—	$—	$5,000
General and administrative expenses	274,414	322,515	795,891	572,659

Loss from operations	(274,414)	(322,515)	(795,891)	(577,659)
Change in fair value of derivative warrant and forward purchase asset or liability	6,133,000	13,616,334	53,648,666	31,030,334
Transaction costs allocation to derivative warrant liabilities	—	—	—	(3,181,372)

Net income	$5,858,586	$13,293,819	$52,852,775	$27,271,303

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	138,000,000	138,000,000	138,000,000	109,271,375

Basic and diluted net income per share, Class A subject to possible redemption	$0.03	$0.07	$0.27	$0.16

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	29,571,428	29,571,428	29,571,428	29,571,428

Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.07	$0.27	$0.16

Weighted average shares outstanding of Class C ordinary shares, basic and diluted	29,571,428	29,571,428	29,571,428	29,571,428

Basic and diluted net income per share, Class C ordinary shares	$0.03	$0.07	$0.27	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND PERIOD FROM JANUARY 5, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(101,847,202)	$(101,841,288)
Net income	—	—	—	—	—	22,764,454	22,764,454

Balance as of March 31, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(79,082,748)	$(79,076,834)
Net income	—	—	—	—	—	24,229,735	24,229,735

Balance as of June 30, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(54,853,013)	$(54,847,099)
Net income	—	—	—	—	—	5,858,586	5,858,586

Balance as of September 30, 2022	29,571,428	$2,957	29,571,428	$2,957	$—	$(48,994,427)	$(48,988,513)

	Ordinary Shares
	Class B		Class C
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 5, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	29,571,428	2,957	29,571,428	2,957	19,086	—	25,000
Adjustment of Class A ordinary shares to redemption value	—	—	—	—	(19,086)	(130,788,684)	(130,807,770)
Net loss	—	—	—	—	—	(11,147,221)	(11,147,221)

Balance as of March 31, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(141,935,905)	$(141,929,991)
Net income	—	—	—	—	—	25,124,705	25,124,705

Balance as of June 30, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(116,811,200)	$(116,805,286)
Net income	—	—	—	—	—	13,293,819	13,293,819

Balance as of September 30, 2021	29,571,428	$2,957	29,571,428	$2,957	$—	$(103,517,381)	$(103,511,467)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUSTERLITZ ACQUISITION CORPORATION II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended September 30, 2022	For The Period From January 5, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities
Net income	$52,852,775	$27,271,303
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to derivative warrant liabilities	—	3,181,372
Change in fair value of derivative warrant liability	(53,148,666)	(29,530,334)
Gain on change in fair value of forward purchase asset or liability	(500,000)	(1,500,000)
Changes in operating assets and liabilities:
Prepaid expenses	321,670	(527,868)
Other assets	80,988	(214,040)
Accounts payable	(148,934)	24,495
Accrued expenses	13,825	407,285
Due to related party	269,931	17,451

Net cash used in operating activities	(258,411)	(870,335)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(1,380,000,000)

Net cash used in investing activities	—	(1,380,000,000)

Cash Flows from Financing Activities
Repayment of promissory note-related party	—	(388,152)
Proceeds from sale of Units, net of deferred underwriting discounts paid	—	1,351,580,858
Proceeds from sale of Private Placement Warrants	—	29,600,000
Advances to related party	—	408,153

Net cash provided by financing activities	—	1,381,200,859

Net (decrease) increase in cash	(258,411)	330,524
Cash—beginning of period	259,366	—

Cash—end of period	$955	$330,524

Supplemental disclosure of noncash investing and financing activities:
Initial classification of forward purchase asset	$—	$875,000
Initial classification of derivative warrant liabilities	—	92,592,666
Deferred underwriting fees payable	—	48,300,000
Issuance of class B and Class C ordinary shares to Sponsor as settlement of due to related party	—	25,000
Deferred offering costs included in accrued expenses	—	283,000
Deferred offering costs paid through promissory note – related party	—	373,152
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
As of September 30, 2022, the Company had not yet commenced operations. All activity through September 30, 2022 relates to the Company’s formation, the initial public offering, which is described below, and efforts to identify a target for a Business Combination. The Company has selected December 31 as its fiscal year end.
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
On October 3, 2022, the Company filed a preliminary proxy statement to redeem the Public Shares through a tender offer and amend its March 2, 2023 expiration date to the chosen date of the shareholder meeting for which proxies are being solicited. Upon approval by the Company’s shareholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. The Company plans to return the cash held in the Trust Account to holders of Public Shares within calendar year 2022. There have been no reductions to the amount of funds in the Trust Account and the Company expects to return approximately $10.00 per Public Share to shareholders upon redemption of its Public Shares.
Liquidity and Going Concern Consideration
As of September 30, 2022 and December 31, 2021, the Company had $955 and $259,366 in cash, respectively, and working capital deficit and working capital of $(688,513) and $26,390, respectively.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Company’s liquidity needs through September 30, 2022, were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, loans from the Sponsor, and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company considered that it has until March 2, 2023 to consummate a business combination. On October 3, 2022, the Company filed a preliminary proxy statement to redeem the Public Shares through a tender offer and amend its March 2, 2023 expiration date to the chosen date of the shareholder meeting for which proxies are being solicited. Upon approval by the Company’s shareholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. The Sponsor believes that consummation of a suitable business combination is highly improbable, and it is therefore in shareholders’ best interests to return the cash held in the Trust Account to holders of Public Shares within calendar 2022 rather than wait for expiration in 2023. The Company will be dissolved subsequent to the return of the cash in trust to holders of Public Shares. Management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raise substantial doubt about the ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities for liquidation.
The Company expects to complete the redemption of our outstanding Class A ordinary shares (the “Public Shares”) in exchange for the cash held in the Trust Account prior to December 31, 2022
.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. This report should be read in conjunction with our Annual Report on Form 10-K (our “Annual Report”) for the year ended December 31, 2021.
The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future period.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $955 and $259,366 in cash and no cash equivalents, as of September 30, 2022 and December 31, 2021, respectively.
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
The Company accounts for the Warrants and FPA in accordance with ASC
815-40
under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as an asset or liability. The Warrant liability and FPA asset or liability are included in Warrant liability and Forward purchase asset or liability, respectively, on the condensed balance sheet as of September 30, 2022 and December 31, 2021. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s Warrants liability and FPA asset or liability.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Cash Held in Trust Account
As of September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in cash.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A Ordinary shares subject to mandatory redemption are classified as a liability and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 138,000,000 shares of Class A ordinary shares subject to possible redemption are presented at the current redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
As of September 30, 2022 and December 31, 2021, Class A ordinary shares subject to redemption reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from sale of Class A ordinary shares	$1,380,000,000
Less: Allocation to public warrants	(57,270,000)
Less: Issuance costs attributable to Class A ordinary shares	(73,537,770)
Adjustment of Class A ordinary shares to redemption value	130,807,770

Class A ordinary shares subject to possible redemption	$1,380,000,000

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2022 and December 31, 2021, the carrying values of cash, accrued expenses and accrued offering costs approximate their fair values due to the short-term nature of the instruments. See Note 9 for further discussion of the fair value of the warrant and forward purchase asset (liability).
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
See Note 7 for a description of the rights of holders of each class of the Company’s ordinary shares. The Company’s basic and diluted earnings per share are calculated as follows:

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From January 5, 2021 (Inception) Through September 30, 2021
Class A Ordinary Shares Subject to Possible Redemption
Net earnings allocable to Class A ordinary shares	$4,101,010	$9,305,673	$36,996,943	$17,694,305
Basic and diluted weighted average shares outstanding, Class A ordinary shares	138,000,000	138,000,000	138,000,000	109,271,375

Basic and diluted net earnings per share, Class A ordinary shares subject to possible redemption	$0.03	$0.07	$0.27	$0.16

Class B Ordinary Shares
Net earnings allocable to Class B ordinary shares	$878,788	$1,994,073	$7,927,916	$4,788,499
Basic and diluted weighted average shares outstanding, Class B ordinary shares	29,571,428	29,571,428	29,571,428	29,571,428

Basic and diluted net earnings per share, Class B ordinary shares	$0.03	$0.07	$0.27	$0.16

Class C Ordinary Shares
Net earnings allocable to Class C Ordinary Shares	$878,788	$1,994,073	$7,927,916	$4,788,499
Basic and diluted weighted average shares outstanding, Class C ordinary shares	29,571,428	29,571,428	29,571,428	29,571,428

Basic and diluted net earnings per share, Class C ordinary shares	$0.03	$0.07	$0.27	$0.16

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Refer to Note 1 and Note 10 for discussion of the Company’s preliminary proxy statement and plan to return the cash held in the Trust Account to holders of Public Shares in calendar year 2022.
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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of its (1) Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the completion of a Business Combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, stock exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; and (2) Alignment Shares and any Class A ordinary shares issued upon conversion thereof until the earlier of: (A) their conversion into Class A ordinary shares; and (B) subsequent to a Business Combination, the date on which the Company completes a merger, share exchange, reorganization or other similar transaction that results in both a change in control and all of the Company’s public shareholders having the right to exchange their ordinary shares for cash, securities or other proper
ty.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
As further described in Note 1 and 10, the Company plans to redeem its Public Shares for the cash held in the Trust Account in calendar year 2022. The Sponsor does not own any Public Shares and therefore will not receive any proceeds from the liquidation of the Trust Account.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into up to an additional 1,000,000 warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Due to Related Party
An affiliate of the Sponsor paid certain operating costs on behalf of the Company. These advances are due on demand and non-interest
bearing. During the nine months ended September 30, 2022, and for the period from January 5, 2021 (inception) through September 30, 2021, the related party paid $339,276 and $17,451 on behalf of the Company, respectively. As of September 30, 2022 and December 31, 2021, the amount due to the related party was $474,639 and $204,708, respectively.
Administrative Services Agreement
Commencing on February 25, 2021, the Company has agreed to pay an affiliate of its Sponsor a total of $5,000 per month for office space, utilities, secretarial and administrative support services. For the nine months ended September 30, 2022, and for the period from January 5, 2021 (inception) through September 30, 2021, the Company incurred and accrued $45,000 and $35,000 of administrative services under this arrangement, respectively. Upon completion of a Business Combination or the Company’s liquidation, the Company will no longer be obligated to pay these monthly fees. As of September 30, 2022 and December 31, 2021, $25,000 and $55,000 of administrative services fees were unpaid and included in due to related party on the condensed balance sheets, respectively.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $48,300,000 in the aggregate in connection with the IPO. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As further described in Note 1 and 10, the Company plans to redeem its Public Shares for the cash held in the Trust Account in calendar year 2022. We do not expect to complete a Business Combination and we do not expect for the deferred underwriting fee to become payable.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board is able to, without shareholder approval, issue preference shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares
The Company is authorized to issue 800,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued and outstanding, excluding 138,000,000 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares
The Company is authorized to issue 80,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 29,571,428 Class B ordinary shares issued and outstanding.

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

The Class B ordinary shares will automatically convert into Class A ordinary shares on the business day following the completion of a Business Combination, on a one-for-one
basis, subject to adjustment.
Class C Ordinary Shares
The Company is authorized to issue 80,000,000 shares of Class C ordinary shares with a par value of $0.0001 per share. Holders of the Class C ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 29,571,428 Class C ordinary shares issued and outstanding.
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
NOTE 8. WARRANTS
As of September 30, 2022 and December 31, 2021, there were 34,500,000 Public Warrants outstanding. Each whole Warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of an initial business combination, provided that an effective registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to them is available (or we permit holders to exercise their Warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of the Company’s Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the Units, no cash will be paid in lieu of fractional warrants and only whole warrants will trade.
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

AUSTERLITZ ACQUISITION CORPORATION II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS—(Continued)

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
As of September 30, 2022 and December 31, 2021, there were 19,733,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
NOTE 9. FAIR VALUE MEASUREMENTS
Warrant Liabilities and Forward Purchase Agreement Liability
The Warrants and FPA are accounted for as liabilities pursuant to ASC
815-40
and measured at fair value as of each reporting period. Changes in the fair value of the Warrants and FPA are recorded in the condensed statements of operations each period.
Public Warrants and Private Placement Warrants have a fair value of $0 which is included in the unaudited condensed balance sheet as of September 30, 2022. As a result of the plan to liquidate the cash held in the Trust Account to holders of Public Shares and subsequently dissolve the Company (see Note 1) which was initiated by management and the Board prior to the balance sheet date and because the warrants will expire worthless, the Public Warrants and Private Placement Warrants were written off as of September 30, 2022. Additionally, the forward purchase agreement also has a fair value of $0 because the Company believes that it will not be completing a Business Combination and therefore the probability of the Company issuing Units to fulfill the FPA is zero.

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
Initially, the estimated fair value of the warrant liability was determined using Level 3 inputs. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market which began in the quarter ended September 30, 2021. As of December 31, 2021, the closing price of the Public Warrant was used as the fair value for the Private Warrants. As such, at December 31, 2021, the Private Placement Warrants were transferred to Level 2 due to a make-whole provision which allows the Company to use the value of the closing price of the Public Warrants.
The following table presents a summary of the changes in the fair value of the Company’s assets (liabilities) measured using level 3 fair value inputs as of September 30, 2022:

FPA
Fair value, January 1, 2022	$(500,000)
Change in fair value	250,000

Fair value, March 31, 2022	(250,000)
Change in fair value	625,000

Fair value, June 30, 2022	$375,000
Change in fair value	(375,000)

Fair value, September 30, 2022	$—

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

Gain on change in fair value of warrant liability, including change in fair value of forward purchase asset or liability on the condensed statements of operations for the nine months ended September 30, 2022 and for the period from January 5, 2021 (inception) through September 30, 2021 includes a gain of $53,148,666 and $29,530,334, respectively.
NOTE 10. SUBSEQUENT EVENTS
In accordance with ASC Topic 855,
Subsequent Events
, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events that occurred after the balance sheet date up to the date the condensed consolidated financial statements were issued and has concluded that with the exception of the events discussed below, there were no subsequent events that would require adjustment or disclosure in the financial statements.
On October 3, 2022, the Company filed a preliminary proxy statement to redeem the Public Shares through a tender offer and amend its March 2, 2023 expiration date to the chosen date of the shareholder meeting for which proxies are being solicited. Upon approval by the Company’s shareholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. The Sponsor believes that consummation of a suitable business combination is highly improbable, and it is therefore in shareholders’ best interests to return the cash held in the Trust Account to holders of Public Shares within calendar 2022 rather than wait for expiration in 2023. The Company will be dissolved subsequent to the return of the cash in trust to holders of Public Shares.
On October 6, 2022, the New York Stock Exchange notified the Company that it determined to commence proceedings to delist the Public Warrants and on October 19, 2022 the New York Stock Exchange made the applicable filing to formally delist the Public Warrants.
On October 28, 2022, the Company filed a definitive proxy statement relating to a special meeting of shareholders to approve (i) an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment Proposal”) and (ii), an amendment to its Investment Manager Trust Agreement (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of March 2, 2023 by changing the date by which the Company must consummate a merger, share exchange, asset acquisition, share purchase, or similar business combination from March 2, 2023 to November 22, 2022 (the “Amended Termination Date”). In connection with the approval of the Charter Amendment Proposal, the holders of Public Shares may elect to redeem all or a portion of their Public Shares in exchange for their pro rata portion of the funds held in the Trust Account (the “Voluntary Redemption”). The Company expects to complete the Voluntary Redemption on or around the Amended Termination Date if shareholders approve the Proposals. If the Proposals are approved, the Company will redeem all remaining Public Shares not redeemed in the Voluntary Redemption not more than ten business days after the Amended Termination Date (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around December 2, 2022, if shareholders approve the Proposals. Additionally, the last day of trading of the Public Shares will be November 22, 2022, if shareholders approve the Proposals.

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

On October 3, 2022, the Company filed a preliminary proxy statement to redeem the Public Shares through a tender offer and amend its March 2, 2023 expiration date to the chosen date of the shareholder meeting for which proxies are being solicited. Upon approval by the Company’s shareholders of the proposals set forth in the proxy statement, the Company would redeem the Public Shares and begin liquidation proceedings. The Sponsors believe that consummation of a suitable business combination is highly improbable, and it is therefore in shareholders’ best interests to return the cash held in the Trust Account to shareholders within calendar 2022 rather than wait for expiration in 2023. The Company will be dissolved subsequent to the return of the cash in trust to our shareholders. On October 28, 2022, the Company filed the related definitive proxy statement. See Note 10 to our condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report for further discussion.

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

For the nine months ended September 30, 2022, we had net income of $52,852,775, which consists of $795,891 in general and administrative expenses, which were more than offset by non-cash gains of $53,648,666 related to changes in the fair value of the warrants and forward purchase agreement. For the period from January 5, 2021 (Inception) through September 30, 2021, we had net income of $27,271,303, which consisted of $572,659 in general and administrative costs, $5,000 of formation costs, $3,181,372 related to transaction costs allocated to derivative warrant liabilities, which were more than offset by non-cash gains of $31,030,334 related to changes in the fair value of the warrants and forward purchase agreement,

For the three months ended September 30, 2022, we had net income of $5,858,586, which consists of $274,414 in general and administrative costs, which were more than offset by non-cash gains of $6,133,000 related to changes in the fair value of the warrants and forward purchase agreement. For the three months ended September 30, 2021, we had net income of $13,293,819, which consisted of $322,515 in general and administrative expenses which was more than offset by non-cash gains of $13,616,334 related to changes in the fair value of the warrants and forward purchase agreement.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $955 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to fund working capital and pay third-party service providers for services rendered to the Company.

As of September 30, 2022, we had cash of $690,000,000 held in the Trust Account. We intend to redeem our outstanding Class A ordinary shares (the “Public Shares”) for the cash held in the Trust Account prior to December 31, 2022. The Company expires by its terms on March 2, 2023, however, the Company has filed a preliminary proxy statement to amend the March 2, 2023 expiration date to the date of the shareholders meeting for which proxies are being solicited. The Sponsors believe that consummation of a suitable merger is highly improbable, and it is therefore in shareholders’ best interests to return the cash held in the Trust Account within calendar year 2022 rather than wait for expiration in 2023.

For the nine months ended September 30, 2022, cash used by operating activities was $258,411 and is primarily attributable to the payment of expenses.

For the period from January 5, 2021 (Inception) through September 30, 2021, cash used by operating activities was $870,335 and is primarily attributable to the payment of expenses.

The Company had no cash flow from investing or financing activities in the nine months ended September 30, 2022.

For the period from January 5, 2021 through September 30, 2021, net cash used in investing activities was $1,380,000,000, which consisted of $1,380,000,000 investment of cash into the trust account. Net cash provided by financing activities of $1,381,200,859 was attributable to $388,152 for the repayment of the promissory note to a related party, and was offset by $408,153 of advances from a related party, $1,351,580,858 of proceeds from the sale of Units, net of deferred underwriting discounts paid, and $29,600,000 of proceeds from the sale of the Private Placement Warrants.

See discussion under the header “Liquidity and Going Concern Consideration” in Note 1 and in Note 10 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for discussion of the Company’s plan to return the cash held in the Trust Account to shareholders and management’s consideration of the Company’s ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We had no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as assets or liabilities. The assets and liabilities for the Warrants and FPA are included in Warrant liability and Forward purchase agreement asset or liability, respectively, on the balance sheets as of September 30, 2022 and December 31, 2021.

See Note 8 to our unaudited condensed financial statements included in Item 1 of Part I of this Quarterly Report for further discussion of the pertinent items of the Warrants and Note 9 for further discussion of the methodology used to determine the fair value of the Company’s assets or liabilities for the Warrants and FPA.

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

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds received into the Trust Account, have been placed in a non-interest bearing checking account.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as described in the Explanatory Note in our Quarterly Report Form 10-Q/A filed on January 10, 2022 and in the footnotes to the financial statements included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 17, 2021. As a result, we performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Other than the steps taken to remediate the material weakness identified in prior periods and further described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have previously identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the accounting treatment for the financial instruments issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 2 to our Quarterly Report Form 10-Q/A filed on January 10, 2022. Management has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including enhanced communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. Given the Company’s plan to return the cash held in the Trust Account to holders of Public Shares and subsequently liquidate, we do not expect that we will ultimately validate that those processes and controls are operating effectively. The Company can offer no assurance that these changes will ultimately have the intended effects. As of the date of this Quarterly Report, the material weakness has not been remediated.

PART II – OTHER INFORMATION

ITEM 1A.	RISK FACTORS.

There have been no material changes to our risk factors as disclosed in “Risk Factors” included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

AUSTERLITZ ACQUISITION CORPORATION II

Date: November 8, 2022		/s/ David W. Ducommun
	Name:	David W. Ducommun
	Title:	President
(Principal Executive Officer)

Date: November 8, 2022		/s/ Bryan Coy
	Name:	Bryan Coy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)